Form 10-Q
period 1995-09-30
GRIFFIN REAL ESTATE FUND V
filed 1995-11-15
CIK 760451

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D. C. 20549


                                   FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF

                      THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1995

                         COMMISSION FILE NUMBER 2-95118

               GRIFFIN REAL ESTATE FUND-V, A LIMITED PARTNERSHIP

                              MINNESOTA 41-1507989

                              750 NORTHLAND PLAZA

              3800 WEST 80TH STREET, MINNEAPOLIS, MINNESOTA 55431

                  REGISTRANT'S TELEPHONE NUMBER (612) 896-3800

                            WATS NUMBER 800-328-3788



Indicate by check mark whether the registrant (1) has filed reports to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.
                                 Yes _x_ No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-Q or any amendment to this Form 10-Q. [ ]



                          GRIFFIN REAL ESTATE FUND-V,

                             A LIMITED PARTNERSHIP


                                     INDEX






PART 1.  Financial Information

         Condensed Balance Sheets
           September 30, 1995 and December 31, 1994..................   1

         Condensed Statements of Operations
           for the three months and the nine months ended
           September 30, 1995 and 1994...............................   2

         Condensed Statements of Cash Flows
           for the nine months ended
           September 30, 1995 and 1994...............................   3

         Condensed Statements of Changes
           in Partners' Equity for the
           nine months ended September 30, 1995......................   4

         Notes to Financial Statements...............................   5

         Management's Discussion and Analysis of
           Financial Conditions and Results
           of Operations............................................. 6-7



PART II. Other Information...........................................   8


SIGNATURES...........................................................   9



                          GRIFFIN REAL ESTATE FUND-V,
                             A LIMITED PARTNERSHIP
                            CONDENSED BALANCE SHEETS
                                  (unaudited)



                                                 September 30,   December 31,
                                                     1995           1994
ASSETS

Cash and cash equivalents                       $    582,945    $    306,890
Receivables and other assets                         283,959         701,420
     Total                                           866,904       1,008,310

PROPERTY:
     Land                                          3,046,000       3,046,000
     Buildings and improvements                   16,924,193      16,691,679
     Furniture and equipment                       1,587,926       1,587,926
        Total                                     21,558,119      21,325,605
     Less accumulated depreciation                 7,409,504       6,880,418
     Property - net                               14,148,615      14,445,187

TOTAL ASSETS                                    $ 15,015,519    $ 15,453,497



LIABILITIES AND PARTNERSHIP EQUITY

LIABILITIES:
     Accounts payable and accrued liabilities   $    277,568    $    535,502
     Security deposits                               116,506         112,512
     Mortgage notes payable                       13,008,485      13,055,496
        Total liabilities                         13,402,559      13,703,510


PARTNERS' EQUITY:
     General Partner                                (208,985)       (207,615)
     Limited Partners                              1,821,945       1,957,602
        Total partners' equity                     1,612,960       1,749,987

TOTAL LIABILITIES AND PARTNERS' EQUITY          $ 15,015,519    $ 15,453,497



See notes to condensed financial statements.



                          GRIFFIN REAL ESTATE FUND-V,
                             A LIMITED PARTNERSHIP
                       CONDENSED STATEMENTS OF OPERATIONS
                                  (unaudited)





                                For the Three Months      For the Nine Months
                                 Ended September 30,      Ended September 30,
                                 1995          1994        1995         1994
REVENUES
Rental income                 $1,009,069   $  962,682   $2,980,065   $2,844,661
Interest income                    9,154       10,095       24,744       29,719
Other income                      17,454       20,536       61,658       90,842
   Total revenues              1,035,677      993,313    3,066,467    2,965,222


OPERATING EXPENSES
Operating expenses               684,437      623,889    1,923,845    1,946,115
Interest expense                 329,981      270,196      978,216      777,780
Depreciation and
   amortization                  182,690      178,604      548,068      528,915
Total operating expenses       1,197,108    1,072,689    3,450,129    3,252,810


NET LOSS BEFORE
   EXTRAORDINARY ITEM            161,431       79,376      383,662      287,588

EXTRAORDINARY ITEM
Deferred gain on sale               --           --        246,635         --

NET LOSS                         161,431       79,376      137,027      287,588

NET LOSS
   ALLOCATED TO
   GENERAL PARTNER                 1,614          794        1,370        2,876

NET LOSS
   ALLOCATED TO
   LIMITED PARTNERS           $  159,817   $   78,582   $  135,657   $  284,712

NET LOSS
   PER LIMITED
   PARTNERSHIP UNIT           $     4.18   $     2.06   $     3.54   $     7.43
   (weighted average basis)

See notes to condensed financial statements.




                          GRIFFIN REAL ESTATE FUND-V,
                             A LIMITED PARTNERSHIP
                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (unaudited)




                                                    For the Nine Months
                                                    Ended September 30,
                                                     1995         1994
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                       $(137,027)   $(287,588)
   Adjustments to reconcile net loss
      to net cash provided by operating
      activities:
         Depreciation and amortization              548,068      528,915
         Decrease in other assets-net                89,486      178,856
         Decrease in accounts payable
            and accrued liabilities                (257,934)    (119,224)
         Increase in security deposits                3,994        7,599
Net cash provided by
     operating activities                           246,587      308,558

CASH FLOW FROM INVESTING ACTIVITIES:
   Purchase of property                            (232,514)    (176,935)
Net cash used by investing activities              (232,514)    (176,935)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Collection of notes receivable                   308,993         --
   Reduction in mortgage payable                    (47,011)     (47,092)
   Redemption of Partnership units                     --         (9,304)
Net cash provided (used) by
   financing activities                             261,982      (56,396)

INCREASE IN CASH AND
   CASH EQUIVALENTS                                 276,055       75,227

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD     306,890      267,228

CASH AND CASH EQUIVALENTS - END OF PERIOD         $ 582,945    $ 342,455

CASH PAID DURING THE PERIOD FOR INTEREST          $ 975,792    $ 777,780


See notes to condensed financial statements.



                          GRIFFIN REAL ESTATE FUND-V,
                             A LIMITED PARTNERSHIP
              CONDENSED STATEMENTS OF CHANGES IN PARTNERS' EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995
                                  (unaudited)






                                GENERAL       LIMITED        TOTAL
                                PARTNER       PARTNERS     PARTNERSHIP

PARTNERS' EQUITY (DEFICIT)
   JANUARY 1, 1995           $  (207,615)   $ 1,957,602    $ 1,749,987

NET LOSS                          (1,370)      (135,657)      (137,027)

PARTNERS' EQUITY (DEFICIT)
   SEPTEMBER 30, 1995        $  (208,985)   $ 1,821,945    $ 1,612,960


See notes to condensed financial statements.





                          GRIFFIN REAL ESTATE FUND-V,
                             A LIMITED PARTNERSHIP
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1995
                                  (unaudited)


1. Griffin Real Estate Fund-V, A Limited Partnership (the Partnership) was formed by the general partners, Griffin Equity Partners, A Minnesota partnership and Guardian Investment Corporation, a Minnesota corporation on March 5, 1985 under the laws of the State of Minnesota. The limited partnership offering terminated on March 4, 1986 at which time 38,346 units had been sold.

     In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly Griffin Real Estate FundV, A Limited Partnership's financial position as of September 30, 1995 and December 31, 1994 and the results of its operations for the three months and nine months ended September 30, 1995 and 1994 and its cash flows for the nine months ended September 30, 1995 and 1994.

     The accounting policies followed by the Partnership are set forth in Note 1 to the Partnership financial statements in the 1994 Griffin Real Estate Fund-V, A Limited Partnership Form 10K.


2.   RELATED PARTY TRANSACTIONS

     The partners of Griffin Equity Partners and the shareholders, of Guardian Investment Corporation, the general partners of the Partnership are also owners and/or employees of the Griffin Companies, a Minnesota corporation. The following is summary of fees incurred for the nine months ended September 30, 1995 and 1994 relating to the Griffin Companies and its affiliates:

                                               1995                1994

     Management fee                          $171,357            $157,113
     Supervisory fee                         $ 58,397            $ 67,260


3.   TAXABLE LOSS

     The net loss shown on the statement of operations is reconciled to the taxable loss as follows:



                                                     For the Nine Months
                                                     Ended September 30,
                                                     1995            1994

     Net loss per statement of operations        $   137,027    $    287,588

     Excess of tax depreciation
       over book depreciation                         17,051          50,837

     Taxable loss                                $   154,078    $    338,425




                          GRIFFIN REAL ESTATE FUND-V,
                             A LIMITED PARTNERSHIP
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1995, the Partnership had cash and cash equivalents of $582,945 which will be used for working capital requirements of the Partnership and its properties. It is anticipated that the Partnership will be able to meet current obligations and commitments from cash on hand and from cash generated from operations during 1995.

Distributions to partners were not made during the first nine months of 1995. Future cash distributions will depend on future property operations.


RESULTS OF OPERATIONS

The General Partner, after reasonable inquiry, is not aware of any material factors relating to any of the Partnership's properties or the operations of the Partnership that would cause the financial information of the Partnership not to be indicative of future operating results or of future financial conditions.

Overall, gross rental income was $3,151,047 and $2,996,340 for the first three quarters of 1995 and 1994 respectively. This is an increase of $154,707 or 5% in the overall average rents for the properties. Vacancy for the same periods was just over 5% of gross rents.

Operating expenses were $1,923,845 and $1,946,115 for the first three quarters of 1995 and 1994 respectively. This is a decrease of $22,270 primarily due to fewer appliance and carpet replacements. On the other hand, interest expense was $978,216 and $777,780 for the first three quarters of 1995 and 1994 respectively. This is an increase of $200,436 due to the increasing interest rate environment during 1994 and 1995. Interest rates on the adjustable rate mortgages increased by as much as 3.88% from the rates in place during the third quarter of 1994 as compared to the rates in place during the third quarter of 1995.

During the first quarter, the Partnership collected a note receivable which arose from the disposition of Lantern Square Apartments in 1991. The collection of the note resulted in the receipt of approximately $308,000 and the recognition of deferred revenue of $246,635.

During the second quarter, the Partnership completed the third modification of the Savannah Oaks Apartments' Confederation Life first mortgage loan. Briefly, the terms of the $4,363,252 loan modification called for the continuation of monthly interest only payments through July 15, 1995 at $40,951. On July 15, 1995 the interest rate was reduced from 11.26% to 9.25% and the loan began amortization over 25 years resulting in a new fixed monthly payment of principal and interest commencing August 15, 1995 of $37,367. The loan maturity date was changed to February 15, 2000.




                          GRIFFIN REAL ESTATE FUND-V,
                             A LIMITED PARTNERSHIP

                                OCCUPANCY TABLE


Approximate occupancy levels of the Partnership's investment property by quarter.


                                 1994                        1995
                                  at                          at
                      3/31   6/30   9/30   12/31  3/31   6/30   9/30   12/31
1.    Ravenwood Apts.
      Cincinnati, OH   89%    92%    90%    90%    86%    91%    91%

2.    Country Club
      Apartments
      Anderson, SC     94%    98%    98%    98%    97%    98%    98%

3.    Savannah Oaks
      Apartments
      Marietta, GA     97%    95%    99%    99%    97%    99%    99%

6.    Desert Pines
      Apartments
      Tucson, AZ       98%    95%    96%    96%    99%    95%    96%




                          GRIFFIN REAL ESTATE FUND-V,
                             A LIMITED PARTNERSHIP

                                    PART II
                               OTHER INFORMATION


Item 1.   Legal Proceedings

          On September 20, 1995 Everest Investors, LLC ("Everest") filed a lawsuit against Griffin Equity Partners and Guardian Investment Corporation ("General Partner"), the general partners of Griffin Real Estate Fund-V, A Limited Partnership ("Partnership"). The lawsuit alleges that the General Partner has wrongfully denied Everest access to the books and records of the Partnership. The court has granted, in part, Everest's request for access to the books and records and ordered the General Partner to provide Everest access to these records. The General Partner has complied with this court order. Everest continues to seek access to additional books and records of the Partnership beyond the scope of the court order. The General Partner is vigorously defending The Partnership's right to keep its proprietary records from being reviewed by Everest, who is not limited partner of the Partnership and, therefore, we believe, not entitled to access to the books and records.

          Although the Partnership was not a named defendant in the action, the General Partner believes that it has a right to be indemnified for the costs of this litigation by the Partnership under the Partnership Agreement. Everest is contesting the General Partner's right to indemnification.

Item 6.   Exhibits and Reports on Form 8-K

          (a) Exhibits

              Exhibit 27 - Financial data schedule - for SEC use only.

          (b) Reports on Form 8-K

              No reports on Form 8-K have been filed during the quarter for which this report is filed.




                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    GRIFFIN REAL ESTATE FUND-V,
                                    A LIMITED PARTNERSHIP

Date:  November 15, 1995            By  /s/ Larry D. Fransen
                                        Larry D. Fransen, for the
                                        General Partner, Griffin
                                        Equity Partners



Date:  November 15, 1995            By  /s/ Larry D. Fransen
                                        Larry D. Fransen, for the
                                        General Partner, Griffin
                                        Equity Partners