Form 10-K
period 1995-12-31
GRIFFIN REAL ESTATE FUND V
filed 1996-03-29
CIK 760451

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                                    FORM 10-K

              Annual Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

 For the fiscal year ended December 31, 1995.  Commission file number 2-95118

                GRIFFIN REAL ESTATE FUND-V, A LIMITED PARTNERSHIP

       Minnesota                                             41-1507989
       3800 West 80th Street - Suite 750
       Minneapolis, Minnesota                                     55431

       Registrant's telephone number                     (612) 896-3800


Securities registered pursuant to Section 12(b) of the Act:

                                                       Name of each exchange on
         Title of each class                               which registered
         -------------------                           ------------------------
               None                                              None

Securities registered pursuant to Section 12(g) of the act:  $19,173,000


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.                             Yes _x_  No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K
or any amendment to this form 10-K.                                       [  ]

The 8-K's filed October 6, 1989 and December 23, 1991 with an amendment dated December 31, 1992 are incorporated by reference in Parts I, II, III, and IV of this annual report on Form 10-K. Forms 8-K dated October 1, 1991 with an amendment dated December 31, 1992 are also incorporated by reference in this report.



                GRIFFIN REAL ESTATE FUND-V, A LIMITED PARTNERSHIP


                                TABLE OF CONTENTS


PART I
   Item 1         Business...............................................   1

   Item 2         Properties.............................................   1

   Item 3         Legal Proceedings......................................   2

   Item 4         Submission of Matters to a Vote
                  of Limited Partners....................................   2


PART II
   Item 5         Market for the Partnership's Limited Partnership
                  Interests and Related Limited Partner Matters..........   2

   Item 6         Selected Financial Data................................   3

   Item 7         Management's Discussion and Analysis of
                  Financial Condition and Results of Operations.......... 4-7

   Item 8         Financial Statements and Supplementary Data............   8

   Item 9         Changes in and Disagreements with Accountants on
                  Accounting and Financial Disclosure....................   8


PART III
   Item 10        The General Partner of the Partnership................. 8-9

   Item 11        Management Remuneration and Transactions...............9-10

   Item 12        Limited Partnership Ownership of Certain
                  Beneficial Owners and Management.......................  10

   Item 13        Certain Relationships and Related
                  Transactions...........................................  11


PART IV
   Item 14        Exhibits, Financial Statement Schedules
                  and Reports on Form 8-K................................  11


SIGNATURES...............................................................  12




                GRIFFIN REAL ESTATE FUND-V, A LIMITED PARTNERSHIP

                                     PART I

Item 1.  Business

         The registrant, Griffin Real Estate Fund-V, A Limited Partnership (the "Partnership"), was organized on January 31, 1985 under the laws of the State of Minnesota and became effective on April 15, 1985. The Partnership was formed by the General Partners, Griffin Equity Partners, A Minnesota Partnership and Guardian Investment Corporation, A Minnesota Corporation, to acquire existing, income-producing real properties for rental purposes. On March 5, 1985 the Partnership commenced an offering of $15,000,000 pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933. The offering terminated March 4, 1986 upon the acceptance of 38,346 units $19,173,000).

         The Partnership is engaged solely in the business of real estate investment. A presentation of information about industry segments is not applicable and would not be material to an understanding of the Partnership's business taken as a whole.

         As of December 31, 1995 the Partnership has made the real property investments set forth in the following table:

         Name, type of property                             Date of         Type of
            and location        (a)          Size           Purchase        Ownership (b)
         ----------------------              ----           --------        -------------
         1.  Ravenwood Apartments (c)       192 units         4/30/85        Mortgage Note
             Cincinnati, Ohio

         2.  Country Club Apartments        180 units         5/14/86        Mortgage Note
             Anderson, South Carolina

         3.  Savannah Oaks Apartments       200 units         9/30/86        Mortgage Note
             Marietta, Georgia

         4.  Desert Pines Apartments        272 units         2/02/87        Mortgage Note
             Tucson, Arizona


         (a)      Reference is made to Schedule III of this annual report.

         (b) Reference is made to Note 3 of Notes to Financial Statements filed with this annual report for the current outstanding principal balances and a description of the long-term indebtedness secured by the Partnership's real property investments;

         (c) The Partnership has a 70% interest in this property. The other 30% interest is owned by Griffin Real Estate Fund-IV, A Limited Partnership.

         The Partnership's real property investments are subject to competition from similar types of properties in the vicinities in which they are located.

         The Terms of Transactions between the Partnership and affiliates of the General Partners are described in Item 11 to which reference is hereby made.


Item 2.  Properties

         The Partnership owns the real properties referred to in Item 1 to which reference is hereby made.


Item 3.  Legal Proceedings

         On September 20, 1995 Everest Investors, LLC ("Everest") filed a lawsuit against Griffin Equity Partners and Guardian Investment Corporation ("General Partner"), the general partner of Griffin Real Estate Fund V, A Limited Partnership ("Partnership"). The lawsuit alleged that the General Partner had wrongfully denied Everest access to the books and records of the Partnership. The court granted, in part, Everest's request for access to the books and records and ordered the General Partner to provide Everest access to these records. The General Partner complied with this court order. Everest continued to seek access to additional books and records of the Partnership beyond the scope of the court order. The General Partner vigorously defended the Partnership's right to keep its proprietary records from being reviewed by Everest, who is not a limited partner of the Partnership.

         The General Partner filed for a dismissal of the matter. The court heard arguments on September 29, 1995, October 26, 1995 and November 17, 1995. On November 27, 1995 the court dismissed Everest's lawsuit. Everest appealed the dismissal on March 12, 1996 and a decision is pending.


Item 4.  Submission of Matters to a Vote of Limited Partners

         There were no matters submitted to a vote of the Limited Partners.


                                     PART II

Item 5. Market for the Partnership's Limited Partnership Interests and Related Limited Partner Matters

         There are approximately 2,000 holders of record of units of the Partnership. There is no public market for units and it is not anticipated that a public market for units will develop. The General Partner will not redeem or repurchase units except upon death of the original limited partner.

         Reference is made to Item 6 in this annual report for a discussion of cash distributions made to the Limited Partners.


Item 6.  Selected Financial Data


                Griffin Real Estate Fund-V, A Limited Partnership
        For the Years Ended December 31, 1995, 1994, 1993, 1992, and 1991


                                       1995            1994           1993           1992            1991
                                   ------------    ------------   ------------   ------------    ------------
Total revenues (d)                 $  4,412,009    $  4,006,285   $  3,773,002   $  4,455,887    $  5,506,379

Income (Loss) before
   extraordinary item                  (127,619)        111,727        578,873     (1,855,501)       (946,770)
Income (Loss) before
   extraordinary item
   per limited partner
   unit                                   (3.30)           2.89          14.96         (47.97)         (24.47)
Extraordinary Item:
   Loss on foreclosure
      of property                            --              --             --       (207,500)        (72,488)
Extraordinary item:
   Gain (loss) on foreclosure of
      property per limited
      partner unit (c)                       --              --             --          (5.37)          (1.88)
Net income (loss)                      (127,619)        111,727        578,873     (2,063,001)     (1,019,258)
Net income (loss) per
   limited partner
   unit (c)                               (3.30)           2.89          14.96         (53.34)         (26.35)
Total assets                         15,201,548      15,453,497     15,555,146     14,847,349      24,010,988
Mortgage notes
   payable                           13,171,774      13,055,496     13,117,472     13,073,418      19,720,420


(a) The above selected financial data should be read in conjunction with the financial statements and the related notes appearing in Exhibit 1 in this annual report.

(b) Cash distributions of $50 per limited partnership unit have been made to the Limited Partners since the inception of the Partnership. These distributions have not resulted in taxable income to such Limited Partners and have therefore represented a return of capital. Each Partner's taxable income (or loss) from the Partnership in each year is equal to his allocable share of the taxable income (loss) of the Partnership, without regard to cash generated or distributed by the Partnership. The Partnership's taxable income and tax losses (including net income and losses from operations but not interest income earned on cash reserves and investments) as well as profit or loss on the sale of properties will constitute passive activity income and losses under the 1986 Act with respect to those taxpayers to which the passive activity rules apply.

(c) The net loss and cash distribution per limited partnership unit are based upon the weighted average number of limited partnership units outstanding during the period.

(d) The 1992 figures reflect the foreclosure of Raleigh Forrest Apartments and the sale of Kerrybrooke Apartments. The 1991 figures reflect the foreclosure of Lantern Square Apartments.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS

Summary of Operations - 1995 Compared to 1994

         Rental rates of the property portfolio increased an average of 5.2%. Rental rate increases at individual properties ranged from the smallest increase of 2.5% at Ravenwood Apartments to the largest of 7.1% at Savannah Oaks Apartments. Occupancy average for the entire property portfolio remained essentially stable at 95.2% and 95.5% for 1995 and 1994 respectively. Occupancy at Country Club Apartments and Savannah Oaks Apartments remained steady in the high 90% range. Desert Pines occupancy began to decline at year-end. The Tucson market where Desert Pines Apartments is located weakened at the end of 1995 after strengthening during 1994 and early 1995. This change is attributable to construction of new multi-family properties and competition from home purchases as interest rates on home mortgage loans trended downward in the second half of 1995. Slightly lower occupancy is expected at Desert Pines Apartments in 1996. Ravenwood Apartments occupancy declined in a generally weakening rental market area. The overall rental market occupancy where Ravenwood Apartments is located is at best in the mid to high 80% range.

         Interest income declined approximately $13,600 as a result of no longer receiving interest payments in 1995 on a $308,993 note receivable which was collected in January 1995. The deferred revenue associated with this receivable of $246,635 was recognized upon collection and is reflected in the 1995 Statement of Operations. As a result of increased rents and stable occupancy, total revenue (excluding deferred revenue) increased approximately $159,100.

         The total increase in interest expense was approximately $254,900. Individually, interest expenses increased at all four properties. The Country Club Apartments interest expense increased approximately $44,900. This increase was a result of the interest rate increase on the prior mortgage whose rate increased from 9.55% at the beginning of 1994 to 12.76% in 1995 until the property debt was refinanced in October 1995 at a rate of 7.94%. Additional details regarding the refinancing follow later in this discussion. In addition to the interest rate increase, the interest expense includes approximately $23,400 for the prepayment penalty associated with the pay-off of the prior debt. The Desert Pines Apartment's interest expense increased approximately $53,700. This was a result of increasing interest rates. The terms of the mortgage debt include an adjustable interest rate feature. Rates increased from a low of 6.2% at the beginning of 1994 to the highest rate of 8.73% in 1995. Interest rates have begun to trend back down with an interest rate of 8.58% at year-end. The Ravenwood Apartment's interest expense increased approximately $34,900. This was a result of increasing interest rates. The terms of the mortgage debt include an adjustable interest rate feature. The interest rate increased from a low of 7.1% at the beginning of 1994 to a high of 9.48% in 1995. Interest rates have begun to trend back down with an interest rate of 9.16% after year-end. The Savannah Oaks Apartment's interest expense increased approximately $121,400. This was a result of increased interest rates. The terms of the mortgage debt note includes an annual adjustment in the interest rate. In February of 1994, the annual interest rate was set at 7.3%. In February of 1995, the annual interest rate increased to 11.26%. In June 1995, the debt was restructured with the lender, and the interest rate was reset and fixed at 9.25% for the remaining five years of the loan term.

         The $238,000 recovery in 1994 of the property value provision represents the recovery of the balance of the provision created in prior years.

         The administrative expense increased approximately $33,400. This was a result of professional fees paid of approximately $19,000 for the successful protest of the Country Club Apartments and Savannah Oaks Apartments real estate tax assessments. The balance of the increase is attributable to an increase in legal fees relating to the failed first refinancing attempt of Country Club Apartments, the legal proceedings against Everest Investors, LLC as discussed in
Item 3 to which reference is hereby made, and other miscellaneous legal fees incurred throughout the year.

         The increase in bad debt expense of approximately $45,500 is attributable to two factors. In total, uncollectible rents at all of the properties increased by approximately $15,500. The balance of $30,000 is attributable to the write-off of two $15,000 notes receivable arising from the disposition of Kerrybrooke Apartments in 1992 which were deemed uncollectible in 1995.

         Although revenue increased by approximately $159,100 (excluding the recognition of deferred revenue), the increase in operating expenses excluding the valuation adjustment provision and depreciation and amortization (all non-cash items) of approximately $407,100, the majority of which was interest expense, resulted in a decline in income of approximately $248,000. However, as a result of the collection of the note receivable, Partnership total cash increased by approximately $194,400.

         On October 24, 1995, the Partnership replaced the Country Club Apartments mortgage debt. The terms of the new $3,245,000 loan include a fixed rate of interest at 7.94% for the ten year term of the loan. The new financing provided funds to retire the $3,056,000 prior debt, cover the approximate $118,000 cost of placing the new loan, and provided $71,000 for property improvements. As a condition of the loan, the lender required that $126,000 be expended on property improvements. These funds have been escrowed with the lender.

Summary of Operations - 1994 Compared to 1993

         Rental rates of the property portfolio increased an average of 4.7%. Total portfolio occupancy averaged increases from 95.3% to 95.5%. Interest income increased as a result of the interest rate increases associated with the $308,000 note receivable. As a result of increasing rental rates, increasing occupancy, and increased interest income, total revenue increased by approximately $233,300.

         Excluding the property value provision reductions of $238,000 and $831,000 in 1994 and 1993 respectively, operating expenses increased by approximately $107,400. The majority of this increase is attributable to an approximate $40,400 increase in real estate taxes expense and an approximate $71,500 increase in repair and maintenance expense.

         The $40,400 increase in real estate tax expense was a result of assessment increases and the associated increase in real estate taxes at Country Club Apartments of approximately $29,800 and Savannah Oaks Apartments of approximately $15,400.

         The $71,500 increase in repair and maintenance expense was a result of an increase in repair and maintenance expenses at Desert Pines Apartments of approximately $55,400 which were incurred for extraordinary roof repairs and underground plumbing leaks. In addition, the repair and maintenance expenses at Ravenwood Apartments increased $37,900 as a result of extra expenditures arising from requirements of the property refinancing which occurred in December of 1993.

         As a result of increased revenue, and a moderate increase in operating expenses (including the valuation provision changes) income from operations increased approximately $125,900.

LIQUIDITY

         The Partnership has approximately $501,300 of cash reserves on hand at December 31, 1995. This should provide the Partnership with ample liquidity with which to operate the Partnership and provide funds for capital improvements to the properties in the near term and into the future.

         No distributions were made in 1995. Future distributions will depend on the cash flow from property operations.

         Although there can be no assurance that a sale will ultimately be completed, the partnership intends on selling its share of Ravenwood Apartments during 1996. Upon a successful completion of a sale, the proceeds will be distributed. The partnership has no other plans for property sales in the near term.

                                 OCCUPANCY TABLE

Approximate occupancy levels of the Partnership's investment property by quarter.

                Country Club     Desert Pines   Savannah Oaks    Ravenwood
                Apartments       Apartments     Apartments       Apartments
                Anderson, SC     Tucson, AZ     Marietta, GA     Cincinnati, OH
                ------------     ----------     ------------     --------------

3/31/95              97%              99%             97%              86%
6/30/95              98%              95%             99%              91%
9/30/95              98%              96%             99%              91%
12/31/95             99%              95%             97%              86%

3/31/94              93%              98%            100%              91%
6/30/94              98%              95%             95%              92%
9/30/94              98%              96%             99%              90%
12/31/94             98%              96%             99%              90%

3/31/93              98%              96%             94%              92%
6/30/93              99%              92%             92%              96%
9/30/93              99%              96%             96%              94%
12/31/93             96%              97%             97%              90%

3/31/92              98%              93%             93%              92%
6/30/92              99%              83%             94%              91%
9/30/92              99%              90%             96%              96%
12/31/92             98%              94%             96%              96%

3/31/91              92%              90%             89%              96%
6/30/91              97%              90%             91%              97%
9/30/91              99%              93%             96%              97%
12/31/91             93%              91%             96%              93%


                                 OCCUPANCY TABLE
                                   (Continued)

Approximate occupancy levels of the Partnership's investment property by quarter.

                Raleigh Forest   Kerrybrooke       Lantern Square
                Apartments       Apartments        Apartments
                Memphis, TN      Kansas City, MO   Memphis, TN
                -----------      ---------------   -----------

3/31/95               *                *               *
6/30/95               *                *               *
9/30/95               *                *               *
12/31/95              *                *               *

3/31/94               *                *               *
6/30/94               *                *               *
9/30/94               *                *               *
12/31/94              *                *               *

3/31/93               *                *               *
6/30/93               *                *               *
9/30/93               *                *               *
12/31/93              *                *               *

3/31/92              92%              78%              *
6/30/92              81%               *               *
9/30/92               *                *               *
12/31/92              *                *               *

3/31/91              85%              84%             92%
6/30/91              85%              79%             90%
9/30/91              96%              84%             89%
12/31/91             93%              83%              *


* Indicates the Partnership did not own the property at the end of the quarter.


Item 8.  Financial Statements and Supplementary Data

         The Table of Contents to Financial Statements, Financial Statements and Supplementary Data listed in Item 14 are referenced herein as included in the exhibits attached to this report and are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         There have been no changes in independent auditors and as of the date of the filing, there were no material disagreements with the current independent auditors (Larson, Allen, Weishair & Co., LLP) regarding any of the following:

         1) Accounting principles or practices
         2) Extent and quality of financial statement disclosure
         3) Auditing scope or procedures

                                    PART III

Item 10. The General Partner of the Partnership

         The General Partners of the Partnership are Griffin Equity Partners, a Minnesota general partnership formed in October of 1984 by the owners of Griffin Companies to act, along with Guardian Investment Corporation, a Minnesota corporation and a wholly owned subsidiary of Griffin Companies ("General Partner"), as the General Partner for various limited partnerships sponsored by Griffin Companies. As General Partner, Griffin Equity Partners and Guardian Investment Corporation manage and control the affairs of the Partnership and have general responsibility and authority in all matters affecting its business.

         Griffin Companies, A Minnesota Corporation organized in 1969, and its affiliates are engaged in real estate brokerage, real estate investment counseling, and management of commercial and multi-family real estate. Griffin Companies and its Affiliates have organized and served as general partners in thirty-two privately placed partnerships and six publicly offered partnerships, which were formed for the purpose of real estate investment.

         The General Partner and its Affiliates provide executive, supervisory and certain administrative services for the Partnership's operations and the General Partners are responsible for determining whether, when and on what terms properties should be sold or refinanced. In addition, the books and records of the Partnership are maintained by Griffin Companies, and are subject to audit by independent certified public accountants. The principals of the General Partner intend to devote only as much of their time to the business of the Partnership as they determine to be reasonably required. Limited Partners have no right to participate in the management of the Partnership.

         The identity and business experience of each of the partners of the General Partner is as follows:

         Larry D. Fransen (age 55) founded Griffin Companies in 1969. He is a Director and senior officer of each of its operating entities, in addition to serving as Chairman.

         Since 1969, he has acted as general partner in many partnerships investing in apartments, office buildings, warehouses, land and motels.

         Acting on behalf of Griffin Companies' clients, Mr. Fransen has negotiated the acquisition and disposition of more than one billion dollars in investment real estate properties nationwide.

         He is a member of numerous professional organizations, including the Greater Minneapolis Area Board of Realtors, the Minnesota Association of Realtors, the National Association of Realtors (NAR), Minnesota Multi Housing Association (MHA), National MultiHousing Council (NMHC), the National Apartment Association (NAA), Commercial and Investment Institute, National Association of Real Estate Investment Trusts (NAREIT), and the Pension Real Estate Association
(PREA).

         Mr. Fransen holds the CCIM (Certified Commercial Investment Member) designation of the Commercial Investment Institute, as well as the SRS (Specialist in Real Estate Securities) designation. For 13 years, he was an instructor for the Commercial Investment Institute and served as the group's national president in 1983. He has been awarded the Omega Tau Rho Medal of Service for his years of service to the National Association of Realtors.

         Robert S. Dunbar (56) is Chief Executive Officer of Griffin Companies.

         Following several years with Control Data Corporation where he held various administrative and management positions, he was named Executive Vice President of the U.S. Jaycees in 1970, with responsibility for planning, budgeting and administration of the national organization. In 1972, he joined Ed. Phillips & Sons Company in Minneapolis, Minnesota as a sales manager. In 1975 he was elected President of Westland Capital Corporation, a Minneapolis venture capital firm, where he was responsible for analyzing various companies for potential investment opportunities. He joined Griffin Companies in 1977.

         Mr. Dunbar is a member of the Institute of Real Estate Management
(IREM) and the Minnesota Multi Housing Association (MHA). He holds the Certified Apartment Manager (CAM) designation of the National Apartment Association and is a Certified Property Manager (CPM) as designated by the National Association of Realtors. Mr. Dunbar also holds a Minnesota Real Estate Broker's License and has completed the necessary course work for their prestigious Certified Commercial Investment Member (CCIM) designation conferred by the Commercial Investment Institute. He is a member of the national MultiHousing Council and The Executive Committee (T.E.C.). He also serves on the Board of Trustees of Northwestern College.

         Messrs. Fransen and Dunbar together own 100% of the issued and outstanding shares of common stock of Griffin Companies. The principals of the General Partners represent and warrant that they have a collective personal net worth on an unaudited cost basis and on an unaudited estimated current value basis (measured as total assets at estimated current value less all liabilities) in excess of $1,500,000. The assets of the principals of the General Partners are largely invested in interests in real property and in Griffin Companies Therefore, it may be difficult to precisely value such assets or to liquidate such assets expeditiously or on terms favorable to the seller.


Item 11. Management Remuneration and Transactions

         Principals of the General Partner receive no current or proposed direct remuneration in such capacity. The Partnership is required to pay a management fee to Griffin Companies and the General Partner is entitled to receive a share of cash distributions, when and as cash distributions are made to the Limited Partners, and a share of profits or losses as described below:

         * Profits, losses, other than from refinancing or from the sale of Partnership properties, are allocated 99% to the limited partners and 1% to the General Partner.

         * Cash flow distributions, other than from refinancing or from the sale of Partnership properties, are allocated 95% to the limited partners and 5% to the General Partner.

         * Net proceeds from refinancing or from the sale of property other than upon liquidation, less any necessary liability reserves or debt payments, will be distributed in the following order subject to the General Partners receiving at least 1% of the distributions:

                  ** First, to the limited partners to the extent that prior distributions are less than the original capital contribution plus 6% per annum (as defined in the Partnership Agreement);

                  ** Second, any unpaid real estate commissions due to the General Partner on the resale of the Partnership properties;

                  ** Third, any remaining balance, 85% to the limited partners and 15% to the General Partner.

         The Partnership is entitled to engage in various transactions involving affiliates of the General Partner of the Partnership.

         Griffin Companies ("Griffin"), an affiliate of the General Partner, may be reimbursed for direct expenses relating to the administration of the Partnership and operation of the Partnership real property investments. Griffin received approximately $18,504, $16,797 and $8,587 in 1995, 1994 and 1993
respectively, for these expenses.

         Reference is made to Note 6 of Notes to Financial Statements appearing elsewhere in this annual report for a description of related party transactions.


Item 12. Limited Partnership Ownership of Certain Beneficial Owners and
         Management

         No person or any "group" is known by the Partnership to own beneficially more than 5% of the outstanding units of the Partnership.

         The individual principals of the General Partner as a group have the following interest in the Partnership:

                                       Amount and Nature     Percent of Class
                                        of Beneficial         Outstanding at
             Title of Class              Ownership           December 31, 1995
             --------------              ---------           -----------------
        Limited Partnership Units   100 units purchased at         .3%
                                        $500 per unit

         No principal of the General Partner possesses a right to acquire beneficial ownership of interest of the Partnership.

         There exists no arrangement, known to the Partnership, the operation of which may at subsequent date result in a change in control of the Partnership.


Item 13. Certain Relationships and Related Transactions

         The partners of Griffin Equity Partners, and the shareholder of Guardian Investment Corporation, the General Partner of the Partnership, are also owners and employees of Griffin Companies, a Minnesota Corporation. Accounts payable - affiliates consists of unpaid management fees to and advances from Griffin Companies The following is a summary of approximate fees incurred for the years ended December 31:

                                      1995       1994       1993
                                    --------   --------   --------

         Property management fees   $222,740   $212,246   $196,045
         Major improvement
           supervisory fees           78,018     76,680     33,166


         On April 26, 1985, Griffin Real Estate Fund-V entered into a joint venture with Griffin Real Estate Fund-IV for the purpose of purchasing Ravenwood Apartments, with Griffin Real Estate Fund-V designated as the managing partner. Griffin Real Estate FundIV contributed $330,000 (30%) and Griffin Real Estate Fund-V contributed $770,000 (70%) to the venture. All allocations of cash flow, tax consequences, expenses, and future contributions are to be in the ratio of 30% to 70%. There are no remunerations between Griffin Real Estate Fund-IV and Griffin Real Estate Fund-V in relation to the Ravenwood Joint Venture.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

         The following documents are filed as part of this report:

              Exhibit 13:  Financial Statements and Schedules.
              Exhibit 27:  Financial Data Schedule.


         An 8-K was filed on October 15, 1992, with an amendment dated December 31, 1992 regarding the disposition of Raleigh Forrest Apartments.

         No annual report or proxy material for the fiscal year 1995 has been sent to the Partners of the Partnership. An annual report will be sent to the Partners subsequent to this filing substantially similar to this form 10K.


                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  March 25, 1996                           Griffin Real Estate Fund-V,
                                                 A Limited Partnership




                                                 By: /s/ Larry Fransen
                                                     Larry Fransen
                                                     for the General Partner
                                                     Griffin Equity Partners


Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.





Dated:  March 25, 1996                           By: /s/ Larry Fransen
                                                     Larry Fransen
                                                     Managing General Partner
                                                     of the General Partner
                                                     Griffin Equity Partners