Form 10-Q
period 1996-03-31
GRIFFIN REAL ESTATE FUND V
filed 1996-05-13
CIK 760451

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549


                                    FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF

                       THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE QUARTER ENDED MARCH 31, 1996

                         COMMISSION FILE NUMBER 2-95118

                GRIFFIN REAL ESTATE FUND-V, A LIMITED PARTNERSHIP

                             MINNESOTA     41-1507989

                                    SUITE 300

               510 MARQUETTE AVENUE, MINNEAPOLIS, MINNESOTA 55402

                  REGISTRANT'S TELEPHONE NUMBER (612) 338-2828

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



                           GRIFFIN REAL ESTATE FUND-V,

                              A LIMITED PARTNERSHIP


                                      INDEX


PART 1.  Financial Information

         Condensed Balance Sheets
            March 31, 1996 and December 31, 1995..........................   1

         Condensed Statements of Operations
            for the three months ended
            March 31, 1996 and 1995.......................................   2

         Condensed Statements of Cash Flows
            for the three months ended
            March 31, 1996 and 1995.......................................   3

         Condensed Statements of Changes
            in Partners' Equity for the
            three months ended March 31, 1996.............................   4

         Notes to Financial Statements....................................   5

         Management's Discussion and Analysis of
            Financial Conditions and Results
            of Operations................................................. 6-7



PART II. Other Information................................................   8



SIGNATURES................................................................   9



                           GRIFFIN REAL ESTATE FUND-V,
                              A LIMITED PARTNERSHIP
                            CONDENSED BALANCE SHEETS
                                   (unaudited)


                                                March 31,     December 31,
                                                  1996            1995
                                              ------------    ------------
ASSETS

Cash and cash equivalents                     $    542,212    $    501,306
Receivables and other assets                       557,175         571,812
                                              ------------    ------------
   Total                                         1,099,387       1,073,118
                                              ------------    ------------

PROPERTY:
   Land                                          3,046,000       3,046,000
   Buildings and improvements                   17,142,929      17,088,531
   Furniture and equipment                       1,587,926       1,587,926
                                              ------------    ------------
      Total                                     21,776,855      21,722,457
   Less accumulated depreciation                 7,774,009       7,594,027
                                              ------------    ------------
   Property - net                               14,002,846      14,128,430
                                              ------------    ------------

TOTAL ASSETS                                  $ 15,102,233    $ 15,201,548
                                              ============    ============



LIABILITIES AND PARTNERSHIP EQUITY

LIABILITIES:
   Accounts payable and accrued liabilities   $    254,535    $    289,719
   Security deposits                               118,806         117,687
   Mortgage notes payable                       13,136,833      13,171,774
                                              ------------    ------------
      Total liabilities                         13,510,174      13,579,180
                                              ------------    ------------


PARTNERS' EQUITY:
   General Partner                                (209,055)       (208,891)
   Limited Partners                              1,801,114       1,831,259
                                              ------------    ------------
Total partners' equity                           1,592,059       1,622,368
                                              ------------    ------------

TOTAL LIABILITIES AND PARTNERS' EQUITY        $ 15,102,233    $ 15,201,548
                                              ============    ============



See notes to condensed financial statements.



                           GRIFFIN REAL ESTATE FUND-V,
                              A LIMITED PARTNERSHIP
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (unaudited)


                                        For the Three Months
                                           Ended March 31,
                                        1996           1995
                                     -----------    -----------
REVENUES
Rental income                        $ 1,015,860    $   973,120
Interest income                            4,986          3,583
Recognition of deferred revenue             --          246,635
Other income                              18,094         21,692
                                     -----------    -----------
   Total revenues                      1,038,940      1,245,030
                                     -----------    -----------

OPERATING EXPENSES
Operating expenses                       585,844        601,294
Interest expense                         287,251        311,609
Depreciation and amortization            182,281        182,690
                                     -----------    -----------
   Total operating expenses            1,055,376      1,095,593
                                     -----------    -----------

NET INCOME (LOSS)                        (16,436)       149,437

NET INCOME (LOSS) ALLOCATED TO
   GENERAL PARTNER                          (164)         1,494
                                     -----------    -----------

NET INCOME (LOSS) ALLOCATED TO
   LIMITED PARTNERS                  $   (16,272)   $   147,943
                                     ===========    ===========

PER UNIT: (weighted average basis)

NET INCOME (LOSS)                    $      (.43)   $      3.87
                                     ===========    ===========


See notes to condensed financial statements.



                           GRIFFIN REAL ESTATE FUND-V,
                              A LIMITED PARTNERSHIP
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                      For the Three Months
                                                        Ended March 31,
                                                      1996          1995
                                                    ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                $ (16,436)   $ 149,437
   Adjustments to reconcile net income (loss)
      to net cash provided by operating
      activities:
         Deferred gain on sale                           --       (246,635)
         Depreciation and amortization                182,281      182,690
         Decrease in other assets-net                  12,338       26,477
         Decrease in accounts payable
            and accrued liabilities                   (35,184)     (40,004)
         Increase (decrease) in security deposits       1,119       (1,711)
                                                    ---------    ---------
   Net cash provided by
   operating activities                               144,118       70,254
                                                    ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property                               (54,398)     (14,270)
                                                    ---------    ---------
   Net cash used by investing activities              (54,389)     (14,270)
                                                    ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Reduction of notes receivable                         --        308,993
   Redemption of Partnership Units                    (13,873)        --
   Reduction in mortgage notes payable                (34,941)     (13,401)
                                                    ---------    ---------
Net cash provided (used) by financing activities      (48,814)     295,592
                                                    ---------    ---------

INCREASE IN CASH AND
   CASH EQUIVALENTS                                    40,906      351,576

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD       501,306      306,890
                                                    ---------    ---------

CASH AND CASH EQUIVALENTS - END OF PERIOD           $ 542,212    $ 658,466
                                                    =========    =========

CASH PAID DURING THE PERIOD FOR INTEREST            $ 288,015    $ 325,202
                                                    =========    =========

See notes to condensed financial statements.



                           GRIFFIN REAL ESTATE FUND-V,
                              A LIMITED PARTNERSHIP
               CONDENSED STATEMENTS OF CHANGES IN PARTNERS' EQUITY
                    FOR THE THREE MONTHS ENDED MARCH 31, 1996
                                   (unaudited)




                               GENERAL       LIMITED          TOTAL
                               PARTNER       PARTNERS      PARTNERSHIP
                             -----------    -----------    -----------
PARTNERS' EQUITY (DEFICIT)
   JANUARY 1, 1996           $  (208,891)   $ 1,831,259    $ 1,622,368

NET LOSS                            (164)       (16,272)       (16,436)

REDEMPTION OF THIRTY
   PARTNERSHIP UNITS                --          (13,873)       (13,873)
                             -----------    -----------    -----------

PARTNERS' EQUITY (DEFICIT)
   MARCH 31, 1996            $  (209,055)   $ 1,801,114    $ 1,592,059
                             ===========    ===========    ===========



See notes to condensed financial statements.



                           GRIFFIN REAL ESTATE FUND-V,
                              A LIMITED PARTNERSHIP
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 1996
                                   (unaudited)

1. Griffin Real Estate Fund-V, A Limited Partnership (the Partnership) was formed by the general partners, Griffin Equity Partners, A Minnesota partnership and Guardian Investment Corporation, a Minnesota corporation on March 5, 1985 under the laws of the State of Minnesota. The limited partnership offering terminated on March 4, 1986 at which time 38,346 units had been sold.

      In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly Griffin Real Estate Fund-V, A Limited Partnership's financial position as of March 31, 1996 and December 31, 1995 and the results of its operations for the three months ended March 31, 1996 and 1995 and its cash flows for the three months ended March 31, 1996 and 1995.

      The accounting policies followed by the Partnership are set forth in Note 1 to the Partnership financial statements in the 1995 Griffin Real Estate Fund-V, A Limited Partnership Form 10K.

2.    RELATED PARTY TRANSACTIONS

      The partners of Griffin Equity Partners and the shareholders, of Guardian Investment Corporation, the general partners of the Partnership are also owners and/or employees of the Griffin Companies, a Minnesota corporation. The following is summary of fees incurred for the three months ended March 31, 1996 and 1995 relating to the Griffin Companies and its affiliates:

                                              1996                 1995
                                              ----                 ----
      Management fees                       $ 56,545            $ 59,594
      Supervisory fees                      $ 14,518            $ 19,095

3.    TAXABLE INCOME (LOSS)

      The net income (loss) shown on the statement of operations is reconciled to the taxable income (loss) as follows:

                                                    For the Three Months
                                                       Ended March 31,
                                                  1996                 1995
                                                  ----                 ----

       Net income (loss) per statement
          of operations                         $(16,436)            $149,437

       Excess of tax depreciation
          over book depreciation                  (3,054)            $ (5,684)
                                                --------             --------

       Taxable income (loss)                    $(19,490)            $143,753
                                                ========             ========




                           GRIFFIN REAL ESTATE FUND-V,
                              A LIMITED PARTNERSHIP
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1996, the Partnership had cash and cash equivalents of $542,212 which will be used for working capital requirements of the Partnership and its properties. It is anticipated that the Partnership will be able to meet current obligations and commitments from cash on hand and from cash generated from operations during 1996.

Distributions to partners were not made during the first quarter of 1996. Future cash distributions will depend on future property operations.

RESULTS OF OPERATIONS

The General Partner, after reasonable inquiry, is not aware of any material factors relating to any of the Partnership's properties or the operations of the Partnership that would cause the financial information of the Partnership not to be indicative of future operating results or of future financial conditions.

Gross rental income was $1,091,846 and $1,036,950 for the first quarter of 1996 and 1995 respectively. This is an increase of $54,896 or 5.3% in the average apartment rental rates for the properties. Vacancy was $75,986 or 7.0% and $63,830 or 6.2% for the first quarter of 1996 and 1995 respectively. Although there was an increase in vacancy, this was more than offset by increased rental rates resulting in a $42,740 increase in rental income.

Operating expenses were $585,844 and $601,294 for the first quarter of 1996 and 1995 respectively. The decrease of $15,450 was a result of decreased repair and maintenence costs and carpet and appliance replacement. Interest expense was $287,251 and $311,609 for the first quarter of 1996 and 1995 respectively. This is a decrease of $24,358 due essentially to the reduction in interest paid for the Country Club Apartments loan which was refinanced during the fourth quarter of 1995. The refinancing reduced the interest rate on the debt from 11.45% to 7.94%.

The results of operations was a net loss of $16,436 and net income of $149,437 in the first quarter of 1996 and 1995 respectively. However, during the first quarter of 1995 the Partnership collected a note receivable which arose from the disposition of Lantern Square Apartments in 1991. The collection of the note resulted in receipt of over $308,000 and the recognition of deferred revenue of $246,635. If the deferred revenue were excluded from the results of operations, first quarter 1995 would have had a net loss of $97,198 compared to a net loss of $16,436 for the first quarter of 1996.

Ravenwood Apartments is being marketed for sale. A sale of the property is presently being negotiated, however, the property is not currently under any formal purchase contract.




                           GRIFFIN REAL ESTATE FUND-V,
                              A LIMITED PARTNERSHIP

                                 OCCUPANCY TABLE


Approximate occupancy levels of the Partnership's investment property by quarter.


                                              1995                                    1996
                                ---------------------------------       ---------------------------------
                                               at                                      at

                                3/31      6/30     9/30     12/31       3/31      6/30     9/30     12/31
1.    Ravenwood Apts.
      Cincinnati, OH             86%       91%      91%      86%        87%

2.    Country Club
      Apartments
      Anderson, SC               97%       98%      98%      99%        99%

3.    Savannah Oaks
      Apartments
      Marietta, GA               97%       99%      99%      97%        97%

6.    Desert Pines
      Apartments
      Tucson, AZ                 99%       95%      96%      95%        94%





                           GRIFFIN REAL ESTATE FUND-V,
                              A LIMITED PARTNERSHIP

                                     PART II
                                OTHER INFORMATION


Item 1.  Legal Proceedings

         On September 20, 1995 Everest Investors, LLC ("Everest") filed a lawsuit against Griffin Equity Partners and Guardian Investment Corporation ("General Partner"), the general partner of Griffin Real Estate Fund-V, A Limited Partnership ("Partnership"). The lawsuit alleged that the General Partner had wrongfully denied Everest access to the books and records of the Partnership. The court granted, in part, Everest's request for access to the books and records and ordered the General Partner to provided Everest access to these records. The General Partner complied with this court order. Everest continued to seek access to additional books and records of the Partnership beyond the scope of the court order. The General Partner vigorously defended the Partnership's right to keep its proprietary records from being reviewed by Everest, who is not a limited partner of the Partnership.

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


Item 6.  Exhibits and Reports on Form 8-K


         (a)    Exhibits
                Exhibit 27 - Financial Data Schedule

         (b) No reports on Form 8-K have been filed during the quarter for which this report is filed.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        GRIFFIN REAL ESTATE FUND-V,
                                        A LIMITED PARTNERSHIP



Date:  May 15, 1996                     By  /s/ Larry D. Fransen
                                            Larry D. Fransen, for the
                                            General Partner, Griffin
                                            Equity Partners



Date:  May 15, 1996                     By  /s/ Larry D. Fransen
                                            Larry D. Fransen, for the
                                            General Partner, Griffin
                                            Equity Partners