Form 10-Q
period 1996-06-30
GRIFFIN REAL ESTATE FUND V
filed 1996-08-12
CIK 760451

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549


                                    FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF

                       THE SECURITIES EXCHANGE ACT OF 1934

                       FOR THE QUARTER ENDED JUNE 30, 1996

                         COMMISSION FILE NUMBER 2-95118

                GRIFFIN REAL ESTATE FUND-V, A LIMITED PARTNERSHIP

                              MINNESOTA 41-1507989

                         510 MARQUETTE AVENUE, SUITE 300

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




                           GRIFFIN REAL ESTATE FUND-V,

                              A LIMITED PARTNERSHIP

                                      INDEX






PART 1.    Financial Information

           Condensed Balance Sheets
              June 30, 1996 and December 31, 1995......................  1

           Condensed Statements of Operations
              for the three and six months ended
              June 30, 1996 and 1995...................................  2

           Condensed Statements of Cash Flows
              for the six months ended
              June 30, 1996 and 1995...................................  3

           Condensed Statements of Changes
              in Partners' Equity for the
              six months ended June 30, 1996...........................  4

           Notes to Financial Statements...............................  5

           Management's Discussion and Analysis of
              Financial Conditions and Results
              of Operations............................................  6-7



PART II.   Other Information...........................................  8



SIGNATURES.............................................................  9





                           GRIFFIN REAL ESTATE FUND-V,
                              A LIMITED PARTNERSHIP
                            CONDENSED BALANCE SHEETS
                                   (unaudited)


                                                 June 30,       December 31,
                                                   1996             1995
                                               ------------     ------------
ASSETS

Cash and cash equivalents                      $    408,020     $    501,306
Receivables and other assets                        602,570          571,812
                                               ------------     ------------
   Total                                          1,010,590        1,073,118
                                               ------------     ------------

PROPERTY:
   Land                                           3,046,000        3,046,000
   Buildings and improvements                    17,359,339       17,088,531
   Furniture and equipment                        1,587,926        1,587,926
                                               ------------     ------------
      Total                                      21,993,265       21,722,457
   Less accumulated depreciation                  7,953,991        7,594,027
                                               ------------     ------------
   Property - net                                14,039,274       14,128,430
                                               ------------     ------------

TOTAL ASSETS                                   $ 15,049,864     $ 15,201,548
                                               ============     ============



LIABILITIES AND PARTNERSHIP EQUITY

LIABILITIES:
   Accounts payable and accrued liabilities    $    285,220     $    289,719
   Security deposits                                124,517          117,687
   Mortgages, contracts for deed                 13,100,729       13,171,774
                                               ------------     ------------
      Total liabilities                          13,510,466       13,579,180
                                               ------------     ------------


PARTNERS' EQUITY:
   General Partner                                 (209,582)        (208,891)
   Limited Partners                               1,748,980        1,831,259
                                               ------------     ------------
       Total partners' equity                     1,539,398        1,622,368
                                               ------------     ------------

TOTAL LIABILITIES AND PARTNERS' EQUITY         $ 15,049,864     $ 15,201,548
                                               ============     ============

See notes to condensed financial statements.



                           GRIFFIN REAL ESTATE FUND-V,
                              A LIMITED PARTNERSHIP
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (unaudited)


                                       For the Three Months           For the Six Months
                                          Ended June 30,                Ended June 30,
                                       1996           1995           1996           1995
                                   -----------    -----------    -----------    -----------
REVENUES
Rental income                      $ 1,009,163    $   997,876    $ 2,025,023    $ 1,970,996
Interest income                          4,340         12,007          9,326         15,590
Recognition of
   deferred revenue                       --             --             --          246,635
Other income                            22,654         22,512         40,748         44,204
                                   -----------    -----------    -----------    -----------
   Total revenues                    1,036,157      1,032,395      2,075,097      2,277,425
                                   -----------    -----------    -----------    -----------


OPERATING EXPENSES
Operating expenses                     623,431        638,114      1,209,275      1,239,408
Interest expense                       283,105        336,626        570,356        648,235
Depreciation and
   amortization                        182,282        182,688        364,563        365,378
                                   -----------    -----------    -----------    -----------
Total operating
   expenses                          1,088,818      1,157,428      2,144,194      2,253,021
                                   -----------    -----------    -----------    -----------

NET INCOME (LOSS)                      (52,661)      (125,033)       (69,097)        24,404

NET INCOME (LOSS)
   ALLOCATED TO
   GENERAL PARTNER                        (527)        (1,250)          (691)           244
                                   -----------    -----------    -----------    -----------

NET INCOME (LOSS)
   ALLOCATED TO
   LIMITED PARTNERS                $   (52,134)   $  (123,783)   $   (68,406)   $    24,160
                                   -----------    ===========    ===========    ===========

NET INCOME (LOSS)
   PER LIMITED
   PARTNERSHIP UNIT
   (weighted average
   basis)                          $     (1.36)   $     (3.23)   $     (1.79)   $       .63
                                   ===========    ===========    ===========    ===========

See notes to condensed financial statements



                           GRIFFIN REAL ESTATE FUND-V,
                              A LIMITED PARTNERSHIP
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                      For the Six Months
                                                        Ended June 30,
                                                      1996         1995
                                                   ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                               $ (69,097)   $  24,404
   Adjustments to reconcile net income (loss)
      to net cash provided by operating
      activities:
         Deferred revenue recognized                    --       (246,635)
         Depreciation and amortization               364,563      365,378
         Decrease (Increase) in other assets-net     (35,357)      16,830
         Decrease in accounts payable
            and accrued liabilities                   (4,499)     (44,351)
         Increase in security deposits                 6,830        2,323
                                                   ---------    ---------
Net cash provided by operating activites             262,440      117,949
                                                   ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITES:
   Purchase of property                             (270,808)     (74,486)
                                                   ---------    ---------
Net cash used by investing activities               (270,808)     (74,486)
                                                   ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Collection of notes receivable                       --        308,993
   Reduction in mortgage payable                     (71,045)     (26,270)
   Repurchased partnership units                     (13,873)        --
                                                   ---------    ---------
Net cash provided (used) by financing activities     (84,918)     282,723
                                                   ---------    ---------

INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                  (93,286)     326,186

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD      501,306      306,890
                                                   ---------    ---------

CASH AND CASH EQUIVALENTS - END OF PERIOD          $ 408,020    $ 633,076
                                                   =========    =========

CASH PAID DURING THE PERIOD FOR INTEREST           $ 573,021    $ 646,499
                                                   =========    =========

See notes to condensed financial statements


                           GRIFFIN REAL ESTATE FUND-V,
                              A LIMITED PARTNERSHIP
               CONDENSED STATEMENTS OF CHANGES IN PARTNERS' EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 1996
                                   (unaudited)



                                            GENERAL        LIMITED         TOTAL
                                            PARTNER        PARTNERS     PARTNERSHIP
PARTNERS' EQUITY (DEFICIT)
   JANUARY 1, 1996                       $ (208,891)     $1,831,259     $1,622,368

NET LOSS                                       (691)        (68,406)       (69,097)

REDEMPTION OF THIRTY
   PARTNERSHIP UNITS                             --         (13,873)       (13,873)
                                         ----------      ----------     ----------

PARTNERS' EQUITY (DEFICIT)
   JUNE 30, 1996                         $ (209,582)     $1,748,980     $1,539,398
                                         ==========      ==========     ==========

See notes to condensed financial statements.



                           GRIFFIN REAL ESTATE FUND-V,
                              A LIMITED PARTNERSHIP
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  JUNE 30, 1996
                                   (unaudited)


1. Griffin Real Estate Fund-V, A Limited Partnership (the Partnership) was formed by the general partners, Griffin Equity Partners, A Minnesota partnership and Guardian Investment Corporation, a Minnesota corporation on March 5, 1985 under the laws of the State of Minnesota. The limited partnership offering terminated on March 4, 1986 at which time 38,346 units had been sold.

     In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly Griffin Real Estate Fund-V, A Limited Partnership's financial position as of June 30, 1996 and December 31, 1995 and the results of its operations for the three months and six months ended June 30, 1996 and 1995 and its cash flows for the six months ended June 30, 1996 and 1995.

     The accounting policies followed by the Partnership are set forth in Note 1 to the Partnership financial statements in the 1995 Griffin Real Estate Fund-V, A Limited Partnership Form 10K.

2.   RELATED PARTY TRANSACTIONS

     The partners of Griffin Equity Partners and the shareholders, of Guardian Investment Corporation, the general partners of the Partnership are also owners and/or employees of the Griffin Companies, a Minnesota corporation. The following is summary of fees incurred for the six months ended June 30, 1996 and 1995 relating to the Griffin Companies and its affiliates:

                                               1996                 1995
                                               ----                 ----

        Management fees                     $ 111,736            $ 116,198
        Supervisory fees                    $  38,073            $  32,979


3.   TAXABLE LOSS

     The net income (loss) shown on the statement of operations is reconciled to the taxable loss as follows:


                                                    For the Six Months
                                                       Ended June 30,

                                                    1996          1995
                                                    ----          ----

        Net income (loss) per statement
           of operations                         $(69,097)      $ 24,404

        Excess of tax depreciation over
           book depreciation                       (6,108)       (11,367)
                                                 --------       ---------

        Taxable loss                             $(75,205)      $(13,037)
                                                 ========       ========




                           GRIFFIN REAL ESTATE FUND-V,
                              A LIMITED PARTNERSHIP
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1996, the Partnership had cash and cash equivalents of $408,020 which will be used for working capital requirements of the Partnership and its properties. It is anticipated that the Partnership will be able to meet current obligations and commitments from cash on hand and from cash generated from operations during 1996.

Distributions to partners were not made during the second quarter of 1996. Future cash distributions will depend on future property operations.


RESULTS OF OPERATIONS

The General Partner, after reasonable inquiry, is not aware of any material factors relating to any of the Partnership's properties or the operations of the Partnership that would cause the financial information of the Partnership not to be indicative of future operating results or of future financial conditions.

Overall, gross rental income was $1,105,468 and $1,049,190 for the second quarter of 1996 and 1995 respectively. This is an increase of $56,278 or 5.4% increase in the overall average rents for the properties. Vacancy was $96,304 or 8.7% of gross rents and $51,315 or 4.9% of gross rents for the second quarter of 1996 and 1995 respectively.

Operating expenses were $623,431 and $638,114 for the second quarter of 1996 and 1995 respectively. This is a decrease of $14,683 primarily due to reduced repair and maintenance costs and fewer appliance and carpet replacements. The decrease comes despite increases in utilities and , to a lesser extent, real estate taxes.

Expenditures continue to be made to upgrade the Partnership's properties. $270,808 was expended during the first six months of 1996 on property improvements, including the exterior upgrades of Country Club Apartments and Desert Pines Apartments.



                           GRIFFIN REAL ESTATE FUND-V,
                              A LIMITED PARTNERSHIP


                                 OCCUPANCY TABLE


Approximate occupancy levels of the Partnership's investment property by quarter.

                                        1995                              1996
                                         at                                at
                          ------------------------------     ------------------------------
                          3/31     6/30     9/30   12/31     3/31    6/30     9/30    12/31
1.Ravenwood Apts.
  Cincinnati, OH           86%      91%      91%     86%      87%   87%

2.Country Club
  Apartments
  Anderson, SC             97%      98%      98%     99%      99%   97%

3.Savannah Oaks
  Apartments
  Marietta, GA             97%      99%      99%     97%      97%   98%

4.Desert Pines
  Apartments
  Tucson, AZ               99%      95%      96%     95%      94%   89%



                           GRIFFIN REAL ESTATE FUND-V,
                              A LIMITED PARTNERSHIP
                                     PART II
                                OTHER INFORMATION


Item 1.  Legal Proceedings

                  On September 20, 1995 Everest Investors, LLC ("Everest") filed a lawsuit in Hennepin County Minnesota's Fourth Judicial District Court against Griffin Equity Partners and Guardian Investment Corporation ("General Partner"), the general partner of Griffin Real Estate Fund-V, A Limited Partnership("Partnership"). The lawsuit alleged that the General Partner had wrongfully denied Everest access to the books and records of the Partnership. The court granted, in part, Everest's request for access to the books and records and ordered the General Partner to provide Everest access to these records. The General Partner complied with this court order. Everest continued to seek access to additional books and records of the Partnership beyond the scope of the court order. The General Partner vigorously defended the Partnership's right to keep its proprietary records from being reviewed by Everest, who has not been admitted as a limited partner of the Partnership despite having been assigned a financial interest in 10 units by some original limited partners. The General Partner filed for a dismissal of the matter. The court heard arguments on September 29, 1995, October 26, 1995 and November 17, 1995. On November 27, 1995 the court dismissed Everest's lawsuit. Everest appealed the dismissal in the Minnesota Court of Appeals on March 12, 1996. Briefs were filed and oral arguments were heard by the court on July 1, 1996. A decision is pending.


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




                                           GRIFFIN REAL ESTATE FUND-V,
                                           A LIMITED PARTNERSHIP



Date:  August 15, 1996                     By    /s/ Larry D. Fransen
                                                 ------------------------------
                                                 Larry D. Fransen, for the
                                                 General Partner, Griffin
                                                 Equity Partners



Date:  August 15, 1996                     By    /s/ Larry D. Fransen
                                                 ------------------------------
                                                 Larry D. Fransen, for the
                                                 General Partner, Griffin
                                                 Equity Partners