Form 10-Q
period 1996-09-30
GRIFFIN REAL ESTATE FUND V
filed 1996-11-12
CIK 760451

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549


                                    FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF

                       THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1996

                         COMMISSION FILE NUMBER 2-95118

                GRIFFIN REAL ESTATE FUND-V, A LIMITED PARTNERSHIP

                              MINNESOTA 41-1507989

                         510 MARQUETTE AVENUE, SUITE 300

                          MINNEAPOLIS, MINNESOTA 55402

                  REGISTRANT'S TELEPHONE NUMBER (612) 338-2828

                            WATS NUMBER 800-328-3788

Indicate by check mark whether the registrant (1) has filed reports to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.
                                                               Yes __X__ No____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-Q or any amendment to this Form 10-Q.


                           GRIFFIN REAL ESTATE FUND-V,

                              A LIMITED PARTNERSHIP

                                      INDEX



PART 1.    Financial Information

           Condensed Balance Sheets
              September 30, 1996 and December 31, 1995......................   1

           Condensed Statements of Operations
              for the three and nine months ended
              September 30, 1996 and 1995...................................   2

           Condensed Statements of Cash Flows
              for the nine months ended
              September 30, 1996 and 1995...................................   3

           Condensed Statements of Changes
              in Partners' Equity for the
              nine months ended September 30, 1996..........................   4

           Notes to Financial Statements....................................   5

           Management's Discussion and Analysis of
              Financial Conditions and Results
              of Operations................................................. 6-7


PART II.   Other Information................................................   8


SIGNATURES..................................................................   9



                           GRIFFIN REAL ESTATE FUND-V,
                              A LIMITED PARTNERSHIP
                            CONDENSED BALANCE SHEETS
                                   (unaudited)


                                               September 30,    December 31,
                                                   1996             1995
                                               ------------     ------------
ASSETS

Cash and cash equivalents                      $    509,158     $    501,306
Receivables and other assets                        398,781          571,812
                                               ------------     ------------
   Total                                            907,939        1,073,118
                                               ------------     ------------

PROPERTY:
   Land                                           3,046,000        3,046,000
   Buildings and improvements                    17,513,054       17,088,531
   Furniture and equipment                        1,587,926        1,587,926
                                               ------------     ------------
      Total                                      22,146,980       21,722,457
   Less accumulated depreciation                  8,133,972        7,594,027
                                               ------------     ------------
   Property - net                                14,013,008       14,128,430
                                               ------------     ------------

TOTAL ASSETS                                   $ 14,920,947     $ 15,201,548
                                               ============     ============


LIABILITIES AND PARTNERSHIP EQUITY

LIABILITIES:
   Accounts payable and accrued liabilities    $    253,766     $    289,719
   Security deposits                                130,365          117,687
   Mortgages, contracts for deed                 13,062,254       13,171,774
                                               ------------     ------------
      Total liabilities                          13,446,385       13,579,180
                                               ------------     ------------


PARTNERS' EQUITY:
   General Partner                                 (210,230)        (208,891)
   Limited Partners                               1,684,792        1,831,259
                                               ------------     ------------
Total partners' equity                            1,474,562        1,622,368
                                               ------------     ------------

TOTAL LIABILITIES AND PARTNERS' EQUITY         $ 14,920,947     $ 15,201,548
                                               ============     ============

See notes to condensed financial statements.



                           GRIFFIN REAL ESTATE FUND-V,
                              A LIMITED PARTNERSHIP
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (unaudited)


                            For the Three Months        For the Nine Months
                             Ended September 30,        Ended September 30,

                             1996          1995          1996         1995
                             ----          ----          ----         ----
REVENUES
Rental income            $1,022,915    $1,009,069    $3,047,938    $2,980,065
Interest income               4,403         9,154        13,729        24,744
Recognition of
   deferred revenue            --            --            --         246,635
Other income                 20,178        17,454        60,926        61,658
                         ----------    ----------    ----------    ----------
   Total revenues         1,047,496     1,035,677     3,122,593     3,313,102
                         ----------    ----------    ----------    ----------


OPERATING EXPENSES
Operating expenses          649,435       684,437     1,858,710     1,923,845
Interest expense            280,615       329,981       850,971       978,216
Depreciation and
   amortization             182,282       182,690       546,845       548,068
                         ----------    ----------    ----------    ----------
Total operating
   expenses               1,112,332     1,197,108     3,256,526     3,450,129
                         ----------    ----------    ----------    ----------

NET LOSS                     64,836       161,431       133,933       137,027

NET LOSS ALLOCATED TO
   GENERAL PARTNER              648         1,614         1,339         1,370
                         ----------    ----------    ----------    ----------

NET LOSS ALLOCATED TO
   LIMITED PARTNERS      $   64,188    $  159,817    $  132,594    $  135,657
                         ==========    ==========    ==========    ==========

NET LOSS PER LIMITED
   PARTNERSHIP UNIT      $     1.68    $     4.18    $     3.47    $     3.54
   (weighted average     ==========    ==========    ==========    ==========
    basis)

See notes to condensed financial statements.



                           GRIFFIN REAL ESTATE FUND-V,
                              A LIMITED PARTNERSHIP
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                       For the Nine Months
                                                       Ended September 30,

                                                        1996         1995
                                                        ----         ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                         $(133,933)    $(137,027)
   Adjustments to reconcile net loss
      to net cash provided by operating
      activities:
         Deferred revenue recognized                     --        (246,635)
         Depreciation and amortization                546,845       548,068
         Decrease in other assets-net                 166,131        89,486
         Decrease in accounts payable
            and accrued liabilities                   (35,953)      (11,299)
         Increase in security deposits                 12,678         3,994
                                                    ---------     ---------
Net cash provided by operating activites              555,768       246,587
                                                    ---------     ---------

CASH FLOWS FROM INVESTING ACTIVITES:
   Purchase of property                              (424,523)     (232,514)
                                                    ---------     ---------
Net cash used by investing activities                (424,523)     (232,514)
                                                    ---------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Collection of notes receivable                        --         308,993
   Reduction in mortgage payable                     (109,520)      (47,011)
   Repurchased partnership units                      (13,873)         --
                                                    ---------     ---------
Net cash provided (used) by financing activities     (123,393)      261,982

INCREASE IN CASH AND CASH EQUIVALENTS                   7,852       276,055

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD       501,306       306,890
                                                    ---------     ---------

CASH AND CASH EQUIVALENTS - END OF PERIOD           $ 509,158     $ 582,945
                                                    =========     =========

CASH PAID DURING THE PERIOD FOR INTEREST            $ 853,862     $ 975,792
                                                    =========     =========

See notes to condensed financial statements.



                           GRIFFIN REAL ESTATE FUND-V,
                              A LIMITED PARTNERSHIP
               CONDENSED STATEMENTS OF CHANGES IN PARTNERS' EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996
                                   (unaudited)


                                 GENERAL        LIMITED          TOTAL
                                 PARTNER        PARTNERS      PARTNERSHIP
                                 -------        --------      -----------

PARTNERS' EQUITY (DEFICIT)
   JANUARY 1, 1996            $  (208,891)    $ 1,831,259     $ 1,622,368

NET LOSS                           (1,339)       (132,594)       (133,933)

REDEMPTION OF THIRTY
   PARTNERSHIP UNITS                 --           (13,873)        (13,873)
                              -----------     -----------     -----------

PARTNERS' EQUITY (DEFICIT)
   SEPTEMBER 30, 1996         $  (210,230)    $ 1,684,792     $ 1,474,562
                              ===========     ===========     ===========

See notes to condensed financial statements.



                           GRIFFIN REAL ESTATE FUND-V,
                              A LIMITED PARTNERSHIP
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996
                                   (unaudited)

1. Griffin Real Estate Fund-V, A Limited Partnership (the Partnership) was formed by the general partners, Griffin Equity Partners, A Minnesota partnership and Guardian Investment Corporation, a Minnesota corporation on March 5, 1985 under the laws of the State of Minnesota. The limited partnership offering terminated on March 4, 1986 at which time 38,346 units had been sold.

        In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly Griffin Real Estate Fund-V, A Limited Partnership's financial position as of September 30, 1996 and December 31, 1995 and the results of its operations for the three months and nine months ended September 30, 1996 and 1995 and its cash flows for the nine months ended September 30, 1996 and 1995.

        The accounting policies followed by the Partnership are set forth in
        Note 1 to the Partnership financial statements in the 1995 Griffin Real Estate Fund-V, A Limited Partnership Form 10K.

2.      RELATED PARTY TRANSACTIONS

        The partners of Griffin Equity Partners and the shareholders, of Guardian Investment Corporation, the general partners of the Partnership are also owners and/or employees of the Griffin Companies, a Minnesota corporation. The following is summary of fees incurred for the nine months ended September 30, 1996 and 1995 relating to the Griffin Companies and its affiliates:
                                                     1996                 1995
                                                     ----                 ----

        Management fees                          $  166,801           $  171,357
        Supervisory fees                         $   64,493           $   58,397


3.      TAXABLE LOSS

        The net loss shown on the statement of operations is reconciled to the taxable loss as follows:

                                                        For the Nine Months
                                                        Ended September 30,
                                                     1996                 1995
                                                     ----                 ----

        Net loss per statement
           of operations                        $   133,933          $   137,027

        Excess of tax depreciation over
           book depreciation                          9,161               17,051
                                                 ----------           ----------

        Taxable loss                            $   143,094          $   154,078
                                                 ==========           ==========


                           GRIFFIN REAL ESTATE FUND-V,
                              A LIMITED PARTNERSHIP
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1996, the Partnership had cash and cash equivalents of $509,158 which will be used for working capital requirements of the Partnership and its properties. It is anticipated that the Partnership will be able to meet current obligations and commitments from cash on hand and from cash generated from operations during 1996.

Distributions to partners were not made during the third quarter of 1996. Future cash distributions will depend on future property operations.

RESULTS OF OPERATIONS

The General Partner, after reasonable inquiry, is not aware of any material factors relating to any of the Partnership's properties or the operations of the Partnership that would cause the financial information of the Partnership not to be indicative of future operating results or of future financial conditions.

Overall, gross rental income was $1,113,725 and $1,064,907 for the third quarter of 1996 and 1995 respectively. This is an increase of $48,818 or 4.6% increase in the overall average rents for the properties. Vacancy was $90,810 or 8.2% of gross rents and $55,838 or 5.2% of gross rents for the third quarter of 1996 and 1995 respectively.

Operating expenses were $649,435 and $684,437 for the third quarter of 1996 and 1995 respectively. This is a decrease of $35,002 primarily due to reduced repair and maintenance costs and fewer appliance and carpet replacements. The decrease comes despite increases in utilities and , to a lesser extent, real estate taxes.

Expenditures continue to be made to upgrade the Partnership's properties. $424,523 was expended during the first nine months of 1996 on property improvements, including the exterior upgrades of Country Club Apartments and Desert Pines Apartments.

Ravenwood Apartments is currently being marketed for sale. A contract for the sale of the property was executed on July 1, 1996. However, the agreement for the sale was canceled by the buyer.



                           GRIFFIN REAL ESTATE FUND-V,
                              A LIMITED PARTNERSHIP


                                 OCCUPANCY TABLE


Approximate occupancy levels of the Partnership's investment property by quarter.

                                1995                            1996
                    ----------------------------    ----------------------------
                                 at                              at
                    3/31    6/30    9/30   12/31    3/31    6/30    9/30   12/31
1.Ravenwood Apts.
  Cincinnati, OH     86%     91%     91%     86%     87%     87%     87%

2.Country Club
  Apartments
  Anderson, SC       97%     98%     98%     99%     99%     97%     97%

3.Savannah Oaks
  Apartments
  Marietta, GA       97%     99%     99%     97%     97%     98%     96%

4.Desert Pines
  Apartments
  Tucson, AZ         99%     95%     96%     95%     94%     89%     93%



                           GRIFFIN REAL ESTATE FUND-V,
                              A LIMITED PARTNERSHIP
                                     PART II
                                OTHER INFORMATION


Item 1.  Legal Proceedings

                  On September 20, 1995 Everest Investors, LLC ("Everest") filed a lawsuit in Hennepin County Minnesota's Fourth Judicial District Court against Griffin Equity Partners and Guardian Investment Corporation ("General Partner"), the general partner of Griffin Real Estate Fund-V, A Limited Partnership("Partnership"). The lawsuit alleged that the General Partner had wrongfully denied Everest access to the books and records of the Partnership. The court granted, in part, Everest's request for access to the books and records and ordered the General Partner to provide Everest access to these records. The General Partner complied with this court order. Everest continued to seek access to additional books and records of the Partnership beyond the scope of the court order. The General Partner vigorously defended the Partnership's right to keep its proprietary records from being reviewed by Everest, who has not been admitted as a limited partner of the Partnership despite having been assigned a financial interest in 10 units by some original limited partners. The General Partner filed for a dismissal of the matter. The court heard arguments on September 29, 1995, October 26, 1995 and November 17, 1995. On November 27, 1995 the court dismissed Everest's lawsuit. Everest appealed the dismissal in the Minnesota Court of Appeals on March 12, 1996. Briefs were filed and oral arguments were heard by the court on July 1, 1996. On September 10, 1996 the court affirmed the dismissal.


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



                                         GRIFFIN REAL ESTATE FUND-V,
                                         A LIMITED PARTNERSHIP



Date:  November 15, 1996                 By    /s/ Larry D. Fransen
                                               -------------------------------
                                               Larry D. Fransen, for the
                                               General Partner, Griffin
                                               Equity Partners



Date:  November 15, 1996                 By    /s/ Larry D. Fransen
                                               -------------------------------
                                               Larry D. Fransen, for the
                                               General Partner, Griffin
                                               Equity Partners