Form 10-K
period 1996-12-31
GRIFFIN REAL ESTATE FUND V
filed 1997-03-31
CIK 760451

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                                    FORM 10-K

              Annual Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

   For the fiscal year ended December 31, 1996. Commission file number 2-95118

                GRIFFIN REAL ESTATE FUND-V, A LIMITED PARTNERSHIP

                              Minnesota 41-1507989
                         510 Marquette Avenue, Suite 300
                          Minneapolis, Minnesota 55402

                  Registrant's telephone number (612) 338-2828


Securities registered pursuant to Section 12(b) of the Act:

         Name of each exchange on
         Title of each class                                    which registered
         -------------------                                    ----------------

               None                                                  None

Securities registered pursuant to Section 12(g) of the act:  $19,173,000


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


                GRIFFIN REAL ESTATE FUND-V, A LIMITED PARTNERSHIP


                                TABLE OF CONTENTS


PART I
         Item 1 Business................................................     1-3

         Item 2 Properties..............................................      3

         Item 3 Legal Proceedings.......................................      3

         Item 4 Submission of Matters to a Vote
             of Limited Partners.......................................       4


PART II
         Item 5 Market for the Partnership's Limited Partnership
              Interests and Related Limited Partner Matters.............      4

         Item 6 Selected Financial Data.................................     4-5

         Item 7 Management's Discussion and Analysis of
              Financial Condition and Results of Operations.............     5-8

         Item 8 Financial Statements and Supplementary Data.............      9

         Item 9 Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure.......................      9


PART III
         Item 10 The General Partner of the Partnership.................    9-10

         Item 11 Management Remuneration and Transactions...............   10-11

         Item 12 Limited Partnership Ownership of Certain
              Beneficial Owners and Management..........................     11

         Item 13 Certain Relationships and Related
              Transactions..............................................     12


PART IV
         Item 14 Exhibits, Financial Statement Schedules
              and Reports on Form 8-K...................................     12


SIGNATURES    ..........................................................     13



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

   The Partnership is engaged solely in the business of real estate investment, and is limiting its investment to the real property acquired at its inception plus reasonable repairs and capital improvements. The goal of these investments is to generate both capital gain income and current income from cash flow. The Partnership does not invest in real estate mortgages, securities of or interests in persons primarily engaged in real estate activities, or in other securities. A presentation of information about industry segments is not applicable and would not be material to an understanding of the Partnership's business taken as a whole.

   The General Partner manages and controls all of the affairs of the Partnership, including deciding when and on what terms properties should be sold or refinanced.

   As of December 31, 1996 the Partnership has made the real property investments set forth in the following table:


   Name, type of property                                  Date of            Type of
      and location (a)                      Size           Purchase          Ownership (b)
      ----------------                      ----           --------          -------------

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

   It is the Partnership's policy to conduct its business activities in accordance with the Partnership Agreement which may not be changed without a vote of a majority of the Limited Partnership units outstanding.

   Pursuant to the Partnership Agreement, the Partnership may not issue senior securities, make loans to other persons, invest in the securities of other entities for the purposes of exercising control, underwrite the securities of others or offer securities in exchange for property.

   As circumstances dictate, the Partnership has the right under the Partnership Agreement to borrow money, and to use its investments in real property as collateral for that debt. The amount of debt for acquisitions was subject to a maximum of 75% loan to value. Although not required, the General Partner intends to maintain this limit with any subsequent refinancings. Country Club Apartments was refinanced on October 24, 1995. No other refinancings occurred in 1996, 1995, or 1994. There is no limit on the number of mortgages that may be taken out on any one piece of the Partnership's real properties.

   The Partnership Agreement provides for the redemption of limited partnership units under certain circumstances. In 1996, 1995, and 1994 the Partnership redeemed thirty, zero and twenty units respectively.

   It is the policy of the General Partner to report on a quarterly basis to the limited partners. Each interim report contains limited financial reporting with a management discussion of operations and goals for the Partnership. The annual report contains financial statements that are audited by independent public accountants, and is accompanied by a management discussion of operations and goals.


                                                   AVERAGE EFFECTIVE ANNUAL
                                                        RENTAL PER UNIT

                                                                     SAVANNAH
                              DESERT              RAVENWOOD          OAKS               KERRYBROOK          RALEIGH
          COUNTRY CLUB        PINES               APARTMENTS         APARTMENTS         APARTMENTS          FORREST
          APARTMENTS          APARTMENTS          CINCINNATI,        MARIETTA,          KANSAS CITY         APARTMENTS
          ANDERSON, SC        TUCSON, AZ          OH                 GA                 MO                  MEMPHIS, TN
--------- ------------------- ------------------- ------------------ ------------------ ------------------- ------------------
1996                 $ 5,292             $ 4,696            $ 4,508            $ 6,341                   *                  *
--------- ------------------- ------------------- ------------------ ------------------ ------------------- ------------------
1995                   5,118               4,805              4,637              5,996                   *                  *
--------- ------------------- ------------------- ------------------ ------------------ ------------------- ------------------
1994                   4,877               4,570              4,634              5,528                   *                  *
--------- ------------------- ------------------- ------------------ ------------------ ------------------- ------------------
1993                   4,764               4,263              4,547              5,085                   *                  *
--------- ------------------- ------------------- ------------------ ------------------ ------------------- ------------------
1992                   4,510               3,868              4,463              4,800             $ 3,504            $ 3,522
--------- ------------------- ------------------- ------------------ ------------------ ------------------- ------------------


* Indicates the Partnership did not own the property at any time during the year.



                                                       SCHEDULE OF REAL
                                                         ESTATE TAXES

                                                                            SAVANNAH
                                                          RAVENWOOD         OAKS                               RALEIGH
                       COUNTRY CLUB      DESERT PINES     APARTMENTS        APARTMENTS       KERRYBROOK        FORREST
                       APARTMENTS        APARTMENTS       CINCINNATI        MARIETTA,        APARTMENTS        APARTMENTS
                       ANDERSON, SC      TUCSON, AZ       OH (a)            GA               KANSAS CITY, MO   MEMPHIS, TN
--------------------- ----------------- ---------------- ----------------- ---------------- ----------------- ------------------
                1996
            TAX RATE             20.36            17.65             20.99            11.55                 *                  *
          ASSESSMENT           $73,282          $96,005           $75,889          $57,760                 *                  *
--------------------- ----------------- ---------------- ----------------- ---------------- ----------------- ------------------
                1995
            TAX RATE             19.67            17.57             20.57            11.56                 *                  *
          ASSESSMENT           $70,802          $92,053           $73,026          $54,902                 *                  *
--------------------- ----------------- ---------------- ----------------- ---------------- ----------------- ------------------
                1994
            TAX RATE             19.23            17.42             18.89            11.02                 *                  *
          ASSESSMENT           $69,245          $84,284           $66,989          $52,356                 *                  *
--------------------- ----------------- ---------------- ----------------- ---------------- ----------------- ------------------
                1993
            TAX RATE             19.41            18.32             18.60            10.97                 *                  *
          ASSESSMENT           $69,867          $79,286           $66,063          $52,115                 *                  *
--------------------- ----------------- ---------------- ----------------- ---------------- ----------------- ------------------
                1992
            TAX RATE             18.61            19.14             20.22            11.22             51.73              58.40
          ASSESSMENT           $73,845          $74,206           $71,304          $53,295           $57,992            $86,712


     * Indicates the Partnership did not own the property at any time during the year.

     (a) The Partnership is allocated 70% of the stated assessment. Griffin Real Estate Fund IV, A Limited Partnership is allocated the remaining 30%.

         It is the opinion of the General Partner that the Partnership's properties are adequately covered by insurance.

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

Item 6.  Selected Financial Data

         Griffin Real Estate Fund-V, A Limited Partnership
         For the Years Ended December 31, 1996, 1995, 1994, 1993, and 1992


                                                           1996             1995             1994          1993           1992
                                                           ----             ----             ----          ----           ----

Total revenues (d)                                     $ 4,198,088     $  4,412,009      $ 4,006,285   $ 3,773,002    $ 4,455,887

Income (Loss) before extraordinary item                   (190,249)        (127,619)         111,727       578,873     (1,855,501)

Income (Loss) before extraordinary item
 per limited partner unit                                    (4.92)           (3.30)            2.89         14.96         (47.97)

Extraordinary Item:
         Loss on foreclosure of property                         -                -                -             -       (207,500)

Extraordinary item:
         Loss on foreclosure of property
         per limited partner unit (c)                            -                -                -             -          (5.37)

Net income (loss)                                         (190,249)        (127,619)         111,727       578,873      (2,063,001)

Net income (loss) per limited partner unit (c)               (4.92)           (3.30)            2.89         14.96          (53.34)

Total assets                                            14,871,592       15,201,548       15,453,497    15,555,146       14,847,349

Mortgage notes payable                                  13,025,497       13,171,774       13,055,496    13,117,472       13,073,418


(a) The above selected financial data should be read in conjunction with the financial statements and the related notes appearing in Exhibit 13 in this annual report.

 (b) Cash distributions of $50 per limited partnership unit have been made to the Limited Partners since the inception of the Partnership. These distributions have not resulted in taxable income to such Limited Partners and have therefore all represented a return of capital under Generally Accepted Accounting Principals. Each Partner's taxable income (or loss) from the Partnership in each year is equal to his allocable share of the taxable income (loss) of the Partnership, without regard to cash generated or distributed by the Partnership. The Partnership's taxable income and tax losses (including net income and losses from operations but not interest income earned on cash reserves and investments) as well as profit or loss on the sale of properties will constitute passive activity income and losses under the 1986 Act with respect to those taxpayers to which the passive activity rules apply.

 (c) The net loss and cash distribution per limited partnership unit are based upon the weighted average number of limited partnership units outstanding during the period.

 (d) The 1992 figures reflect the foreclosure of Raleigh Forrest Apartments and the sale of Kerrybrooke Apartments.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS

Summary of Operations - 1996 Compared to 1995

   Rental rates of the property portfolio increased an average of 4.1%. Rental rate increases at individual properties ranged from a decline of 1.2% at Ravenwood Apartments to 7.4% at Savannah Oaks Apartments. The Ravenwood rental rate decline was a result of holding on rental rates and foregoing the anticipated market rate increases. Occupancy average for the entire property portfolio declined in 1996 to 93.1% compared to 95.5% for 1995. Occupancy at Country Club Apartments and Savannah Oaks Apartments declined slightly, but remained in the high 90% range. Desert Pines occupancy continued the trend established at the end of 1995 and declined from 96.3% to 91.5%. Ravenwood Apartments occupancy also declined from 88.1% in 1995 to 86.7% in 1996. The weakness in the Ravenwood rental market area from 1995 remained throughout 1996. Although vacancies increased by $120,078 from 1995 to 1996, these were more than offset by rental increases resulting in a increase of net rents of $53,264.

   Excluding the $246,635 of recognition of deferred revenue in 1995, total revenues increased for 1996 compared to 1995 by $32,714.

   Total expenses for 1996 compared to 1995 decreased by $151,291 or 3.3%. This was essentially due to a substantial decline in interest expense of $171,317. Individually interest expense decreased at all four properties. The largest decrease coming at Country Club Apartments with a decrease of interest expense of $120,066. This decrease was a result of refinancing the mortgage debt in October 1995 described below. Savannah Oaks Apartments interest expense declined $44,109 as a result of the loan modification in June 1995. A decrease in interest expense at Desert Pines Apartments and Ravenwood Apartments totaled $7,144 which resulted from a slight decline in 1996 of the adjustable interest rates.

   Excluding the recognition of deferred revenue in 1995 the 1996 revenue increase of $32,714 and the decrease in operating expenses of $151,291 resulted in a overall decrease of $184,005 in the net loss for the Partnership.

   During 1996 the Partnership commenced the active sale of Ravenwood Apartments. A formal agreement for the sale was executed on February 11, 1997. Currently the purchase is contingent upon the satisfactory approval of the due diligence by the purchaser. Although there can be no assurance a closing will take place, if all goes according to schedule a sale of the property will be concluded during the month of April 1997.


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

LIQUIDITY

   The Partnership has approximately $450,906 of cash reserves on hand at December 31, 1996. This should provide the Partnership with ample liquidity with which to operate the Partnership and provide funds for capital improvements to the properties in the near term and into the future.

   No distributions were made in 1996. Future distributions will depend on the cash flow from property operations and from property sales.

   Although there can be no assurance that a sale will ultimately be completed, the partnership has entered into a purchase agreement dated February 11, 1997 for the sale of its share of Ravenwood Apartments. Upon a successful completion of a sale, the proceeds will be distributed. Reference is made to Note 1 of the Notes to Financial Statements filed with this annual report. The partnership has no other plans for property sales in the near term.


                                 OCCUPANCY TABLE

Approximate occupancy levels of the Partnership's investment property by quarter.

         Country Club                        Desert Pines                Savannah Oaks               Ravenwood
         Apartments                          Apartments                  Apartments                  Apartments
         Anderson, SC                        Tucson, AZ                  Marietta, GA                Cincinnati, OH
         ------------                        ----------                  ------------                --------------

3/31/96        99%                                94%                         97%                         87%
6/30/96        97%                                89%                         98%                         87%
9/30/96        97%                                93%                         96%                         87%
12/31/96       98%                                90%                         96%                         85%

3/31/95        97%                                99%                         97%                         86%
6/30/95        98%                                95%                         99%                         91%
9/30/95        98%                                96%                         99%                         91%
12/31/95       99%                                95%                         97%                         86%

3/31/94        93%                                98%                         100%                        91%
6/30/94        98%                                95%                         95%                         92%
9/30/94        98%                                96%                         99%                         90%
12/31/94       98%                                96%                         99%                         90%

3/31/93        98%                                96%                         94%                         92%
6/30/93        99%                                92%                         92%                         96%
9/30/93        99%                                96%                         96%                         94%
12/31/93       96%                                97%                         97%                         90%

3/31/92        98%                                93%                         93%                         92%
6/30/92        99%                                83%                         94%                         91%
9/30/92        99%                                90%                         96%                         96%
12/31/92       98%                                94%                         96%                         96%



               Raleigh Forest                         Kerrybrooke
                Apartments                             Apartments
                Memphis, TN                           Kansas City, MO
                -----------                           ---------------
3/31/96             *                                     *
6/30/96             *                                     *
9/30/96             *                                     *
12/31/96            *                                     *

3/31/95             *                                     *
6/30/95             *                                     *
9/30/95             *                                     *
12/31/95            *                                     *

3/31/94             *                                     *
6/30/94             *                                     *
9/30/94             *                                     *
12/31/94            *                                     *

3/31/93             *                                     *
6/30/93             *                                     *
9/30/93             *                                     *
12/31/93            *                                     *

3/31/               92%                                   78%
6/30/92             81%                                   *
9/30/92             *                                     *
12/31/92            *                                     *

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         There have been no changes in independent auditors and as of the date of the filing, there were no material disagreements with the current independent auditors (Larson, Allen, Weishair & Co.,LLP) regarding any of the following:

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

     The identity and business experience of each of the partners of the General Partner is as follows:

      Larry D. Fransen (age 56) founded Griffin Companies in 1969. He is a Director and senior officer of each of its operating entities, in addition to serving as Chairman.

Since 1969, he has acted as general partner in many partnerships investing in apartments, office buildings, warehouses, land and motels.

      Acting on behalf of Griffin Companies' clients, Mr. Fransen has negotiated the acquisition and disposition of more than one billion dollars in investment real estate properties nationwide.

      He is a member of numerous professional organizations, including the Greater Minneapolis Area Board of Realtors, the Minnesota Association of Realtors, the National Association of Realtors (NAR), Minnesota Multi Housing Association (MHA), National Multi-Housing Council (NMHC), the National Apartment Association (NAA), Commercial and Investment Institute, National Association of Real Estate Investment Trusts (NAREIT), and the Pension Real Estate Association
(PREA).

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

      Robert S. Dunbar (57) is Chief Executive Officer of Griffin Companies.

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

      Mr. Dunbar is a member of the Institute of Real Estate Management (IREM) and the Minnesota Multi Housing Association (MHA). He holds the Certified Apartment Manager (CAM) designation of the National Apartment Association and is a Certified Property Manager (CPM) as designated by the National Association of Realtors. Mr. Dunbar also holds a Minnesota Real Estate Broker's License and has completed the necessary course work for their prestigious Certified Commercial Investment Member (CCIM) designation conferred by the Commercial Investment Institute. He is a member of the national Multi-Housing Council and The Executive Committee (T.E.C.). He also serves on the Board of Trustees of Northwestern College.

      Messrs. Fransen and Dunbar together own 100% of the issued and outstanding shares of common stock of Griffin Companies. The principals of the General Partners represent and warrant that they have a collective personal net worth on an unaudited cost basis and on an unaudited estimated current value basis (measured as total assets at estimated current value less all liabilities) in excess of $1,500,000. The assets of the principals of the General Partners are largely invested in interests in real property and in Griffin Companies. Therefore, it may be difficult to precisely value such assets or to liquidate such assets expeditiously or on terms favorable to the seller.

Item 11. Management Remuneration and Transactions

      Principals of the General Partner receive no current or proposed direct remuneration in such capacity. The Partnership is required to pay a management fee to Griffin Companies and the General Partner is entitled to receive a share of cash distributions, when and as cash distributions are made to the Limited Partners, and a share of profits or losses as described below:

 . Profits, losses, other than from refinancing or from the sale of Partnership properties, are allocated 99% to the limited partners and 1% to the General Partner.

 .        Cash flow distributions, other than from refinancing or from the sale of Partnership properties, are allocated 95% to the limited partners and 5% to the General Partner.

 . Net proceeds from refinancing or from the sale of property other than upon liquidation, less any necessary liability reserves or debt payments, will be distributed in the following order subject to the General Partners receiving at least 1% of the distributions:

 ..      First, to the limited partners to the extent that prior distributions are less than the original capital contribution plus 6% per annum (as defined in the Partnership Agreement);

 ..      Second, any unpaid real estate commissions due to the General Partner on the resale of the Partnership properties;

 ..      Third, any remaining balance, 85% to the limited partners and 15% to the General Partner.

        The Partnership is entitled to engage in various transactions involving affiliates of the General Partner of the Partnership.

        Griffin Companies ("Griffin"), an affiliate of the General Partner, may be reimbursed for direct expenses relating to the administration of the Partnership and operation of the Partnership real property investments. Griffin received approximately $13,868, $18,504 and $16,797 in 1996, 1995 and 1994
respectively, for these expenses.

        Reference is made to Note 6 of Notes to Financial Statements filed with this annual report for a description of related party transactions.

Item 12. Limited Partnership Ownership of Certain Beneficial Owners and
         Management

        No person or any "group" is known by the Partnership to own beneficially more than 5% of the outstanding units of the Partnership.

        The individual principals of the General Partner as a group have the following interest in the Partnership:

                                 Amount and Nature          Percent of Class
                                  of Beneficial              Outstanding at
      Title of Class                Ownership               December 31,1996
      --------------                ---------               ----------------

 Limited Partnership Units      100 units purchased at             .3%
                                    $500 per unit

         No principal of the General Partner possesses a right to acquire beneficial ownership of interest of the Partnership.

         There exists no arrangement, known to the Partnership, the operation of which may at subsequent date result in a change in control of the Partnership.

Item 13. Certain Relationships and Related Transactions

         The partners of Griffin Equity Partners, and the shareholder of Guardian Investment Corporation, the General Partner of the Partnership, are also owners and employees of Griffin Companies, a Minnesota Corporation. Accounts payable affiliates consists of unpaid management fees to and advances from Griffin Companies The following is a summary of approximate fees incurred for the years ended December 31:

                                                 1996        1995        1994
                                                 ----        ----        ----

Property management fees                       $221,068     $222,740   $212,246
Major improvement supervisory fees               83,307       78,018     76,680



        On April 26, 1985, Griffin Real Estate Fund-V entered into a joint venture with Griffin Real Estate Fund-IV for the purpose of purchasing Ravenwood Apartments, with Griffin Real Estate Fund-V designated as the managing partner. Griffin Real Estate Fund-IV contributed $330,000 (30%) and Griffin Real Estate Fund-V contributed $770,000 (70%) to the venture. All allocations of cash flow, tax consequences, expenses, and future contributions are to be in the ratio of 30% to 70%. There are no remunerations between Griffin Real Estate Fund-IV and Griffin Real Estate Fund-V in relation to the Ravenwood Joint Venture.

         PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

        The following documents are filed as part of this report:

         Exhibit 13:  Financial Statements and Schedules.

         Exhibit 27:  Financial Data Schedule

        No annual report or proxy material for the fiscal year 1996 has been sent to the Partners of the Partnership. An annual report will be sent to the Partners subsequent to this filing substantially similar to this form 10K.


                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  March 25, 1997                          Griffin Real Estate Fund-V,
                                                A Limited Partnership




                                                 By:    Larry Fransen \s\
                                                        -----------------
                                                        Larry Fransen
                                                        for the General Partner
                                                        Griffin Equity Partners


Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.





Dated:  March 25, 1997                           By:    Larry Fransen \s\
                                                        ----------------
                                                        Larry Fransen
                                                        Managing General Partner
                                                        of the General Partner
                                                        Griffin Equity Partners