Form 10-Q
period 1997-03-31
GRIFFIN REAL ESTATE FUND V
filed 1997-05-14
CIK 760451

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549


                                    FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF

                       THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE QUARTER ENDED MARCH 31, 1997

                         COMMISSION FILE NUMBER 2-95118

                GRIFFIN REAL ESTATE FUND-V, A LIMITED PARTNERSHIP

                            MINNESOTA      41-1507989

                         510 MARQUETTE AVENUE, SUITE 300

                          MINNEAPOLIS, MINNESOTA 55402

                  REGISTRANT'S TELEPHONE NUMBER (612) 338-2828

                            WATS NUMBER 800-328-3788



Indicate by check mark whether the registrant (1) has filed reports to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.
                                                            Yes __x__ No ____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-Q or any amendment to this Form 10-Q.



                           GRIFFIN REAL ESTATE FUND-V,

                              A LIMITED PARTNERSHIP

                                      INDEX


PART 1.    Financial Information

           Condensed Balance Sheets
              March 31, 1997 and December 31, 1996...........................  1

           Condensed Statements of Operations
              for the three months ended
              March 31, 1997 and 1996........................................  2

           Condensed Statements of Cash Flows
              for the three months ended
              March 31, 1997 and 1996........................................  3

           Condensed Statements of Changes
              in Partners' Equity for the
              three months ended March 31, 1997..............................  4

           Notes to Financial Statements.....................................  5

           Management's Discussion and Analysis of
              Financial Conditions and Results
              of Operations..................................................6-7



PART II.   Other Information.................................................  8



SIGNATURES...................................................................  9




                           GRIFFIN REAL ESTATE FUND-V,
                              A LIMITED PARTNERSHIP
                            CONDENSED BALANCE SHEETS
                                   (unaudited)


                                                  March 31,        December 31,
                                                    1997               1996
                                                ------------       ------------
ASSETS

Cash and cash equivalents                       $    584,418       $    450,906
Receivables and other assets                         403,930            461,189
                                                ------------       ------------
   Total                                             988,348            912,095
                                                ------------       ------------

PROPERTY:
   Land                                            3,046,000          3,046,000
   Buildings and improvements                     17,686,891         17,646,870
   Furniture and equipment                         1,592,170          1,592,170
                                                ------------       ------------
      Total                                       22,325,061         22,285,040
   Less accumulated depreciation                   8,507,696          8,325,543
                                                ------------       ------------
   Property - net                                 13,817,365         13,959,497
                                                ------------       ------------

TOTAL ASSETS                                    $ 14,805,713       $ 14,871,592
                                                ============       ============


LIABILITIES AND PARTNERSHIP EQUITY

LIABILITIES:
   Accounts payable and accrued liabilities     $    297,258       $    302,614
   Security deposits                                 124,309            125,235
   Mortgage loans                                 12,987,098         13,025,497
                                                ------------       ------------
      Total liabilities                           13,408,665         13,453,346
                                                ------------       ------------


PARTNERS' EQUITY (DEFICIT):
   General Partner                                  (211,005)          (210,793)
   Limited Partners                                1,608,053          1,629,039
                                                ------------       ------------
Total partners' equity                             1,397,048          1,418,246
                                                ------------       ------------

TOTAL LIABILITIES AND PARTNERS' EQUITY          $ 14,805,713       $ 14,871,592
                                                ============       ============

See notes to condensed financial statements.




                           GRIFFIN REAL ESTATE FUND-V,
                              A LIMITED PARTNERSHIP
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                 For the Three Months
                                                    Ended March 31,

                                                1997              1996
                                            -----------       -----------
REVENUES
Rental income                               $ 1,031,754       $ 1,015,860
Interest income                                   8,187             4,986
Other income                                     19,156            18,094
                                            -----------       -----------
   Total revenues                             1,059,097         1,038,940
                                            -----------       -----------


OPERATING EXPENSES
Operating expenses                              604,932           585,844
Interest expense                                282,529           287,251
Depreciation and amortization                   192,834           182,281
                                            -----------       -----------
   Total operating expenses                   1,080,295         1,055,376
                                            -----------       -----------

NET LOSS                                        (21,198)          (16,436)

NET LOSS ALLOCATED TO GENERAL PARTNER              (212)             (164)
                                            -----------       -----------

NET LOSS ALLOCATED TO LIMITED PARTNERS      $   (20,986)      $   (16,272)
                                            ===========       ===========

PER UNIT: (weighted average basis)

NET LOSS                                    $      (.55)      $      (.43)
                                            ===========       ===========

See notes to condensed financial statements.




                           GRIFFIN REAL ESTATE FUND-V,
                              A LIMITED PARTNERSHIP
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                        For the Three Months
                                                           Ended March 31,

                                                        1997            1996
                                                     ---------       ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                           $ (21,198)      $ (16,436)
Adjustments to reconcile net loss
    to net cash provided by operating
    activities:
      Depreciation and amortization                    192,834         182,281
      Decrease in other assets - net                    46,578          12,338
      Decrease in accounts payable
        and accrued liabilities                         (5,356)        (35,184)
      Increase (decrease) in security deposits            (926)          1,119
                                                     ---------       ---------
Net cash provided by
  operating activities                                 211,932         144,118
                                                     ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property                                 (40,021)        (54,398)
                                                     ---------       ---------
Net cash used by investing activities                  (40,021)        (54,398)
                                                     ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Redemption of Partnership Units                         --           (13,873)
  Reduction in mortgage notes payable                  (38,399)        (34,941)
                                                     ---------       ---------
Net cash used by financing activities                  (38,399)        (48,814)
                                                     ---------       ---------

INCREASE IN CASH AND
  CASH EQUIVALENTS                                     133,512          40,906

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD        450,906         501,306
                                                     ---------       ---------

CASH AND CASH EQUIVALENTS - END OF PERIOD            $ 584,418       $ 542,212
                                                     =========       =========

CASH PAID DURING THE PERIOD FOR INTEREST             $ 283,247       $ 288,015
                                                     =========       =========

See notes to condensed financial statements.




                           GRIFFIN REAL ESTATE FUND-V,
                              A LIMITED PARTNERSHIP
               CONDENSED STATEMENTS OF CHANGES IN PARTNERS' EQUITY
                    FOR THE THREE MONTHS ENDED MARCH 31, 1997
                                   (unaudited)


                                  GENERAL          LIMITED             TOTAL
                                  PARTNER          PARTNERS         PARTNERSHIP
                                -----------       -----------       -----------

PARTNERS' EQUITY (DEFICIT)
   JANUARY 1, 1997              $  (210,793)      $ 1,629,039       $ 1,418,246

NET LOSS                               (212)          (20,986)          (21,198)
                                -----------       -----------       -----------

PARTNERS' EQUITY (DEFICIT)
   MARCH 31, 1997               $  (211,005)      $ 1,608,053       $ 1,397,048
                                ===========       ===========       ===========

See notes to condensed financial statements.




                           GRIFFIN REAL ESTATE FUND-V,
                              A LIMITED PARTNERSHIP
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 1997
                                   (unaudited)

1. Griffin Real Estate Fund-V, A Limited Partnership (the Partnership) was formed by the general partners, Griffin Equity Partners, A Minnesota partnership and Guardian Investment Corporation, a Minnesota corporation on March 5, 1985 under the laws of the State of Minnesota. The limited partnership offering terminated on March 4, 1986 at which time 38,346 units had been sold.

     In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly Griffin Real Estate Fund-V, A Limited Partnership's financial position as of March 31, 1997 and December 31, 1996 and the results of its operations for the three months ended March 31, 1997 and 1996 and its cash flows for the three months ended March 31, 1997 and 1996.

     The accounting policies followed by the Partnership are set forth in Note 1 to the Partnership financial statements in the 1996 Griffin Real Estate Fund-V, A Limited Partnership Form 10K.

2.   RELATED PARTY TRANSACTIONS

     The partners of Griffin Equity Partners and the shareholders, of Guardian Investment Corporation, the general partners of the Partnership are also owners and/or employees of the Griffin Companies, a Minnesota corporation. The following is summary of fees incurred for the three months ended March 31, 1997 and 1996 relating to the Griffin Companies and its affiliates:

                                                 1997              1996
                                                 ----              ----

     Management fees                         $  57,120          $  56,545
     Supervisory fees                        $  11,040          $  14,518


3.   TAXABLE LOSS

     The net loss shown on the statement of operations is reconciled to the taxable loss as follows:

                                                 For the Three Months
                                                    Ended March 31,
                                                1997              1996
                                             ---------          ---------

    Net loss per statement of operations     $ (21,198)         $ (16,436)

    Excess of tax depreciation over
      book depreciation                         (7,506)            (3,054)
                                             ---------          ---------

    Taxable loss                             $ (28,704)         $ (19,490)
                                             =========          =========




                           GRIFFIN REAL ESTATE FUND-V,
                              A LIMITED PARTNERSHIP
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1997, the Partnership had cash and cash equivalents of $584,418 which will be used for working capital requirements of the Partnership and its properties. It is anticipated that the Partnership will be able to meet current obligations and commitments from cash on hand and from cash generated from operations during 1997.

Distributions to partners were not made during the first quarter of 1997. Future cash distributions will depend on future property operations.


RESULTS OF OPERATIONS

The General Partner, after reasonable inquiry, is not aware of any material factors relating to any of the Partnership's properties or the operations of the Partnership that would cause the financial information of the Partnership not to be indicative of future operating results or of future financial conditions.

Overall, net rental income was $1,031,754 and $1,015,860 for the first quarter of 1997 and 1996 respectively. This increase of $15,894 or 1.6% was the result of overall rental rate increases offsetting vacancy increases for the properties. Operating expenses were $1,080,295 and $1,055,376 for the first quarter of 1997 and 1996 respectively. This is an increase of $24,919 or 2.4%. This increase can be traced mainly to increases in depreciation and utilities. Expense increases more than offset the increased revenues and resulted in a net loss of $21,198 for the first quarter of 1997, compared with a net loss of $16,436 for the same period of 1996. Overall, operations of the Partnership and its properties resulted in an increase in cash and cash equivalents for the first quarter of $133,512 in 1997 compared to an increase of $40,906 for the same period in 1996.

Expenditures continue to be made to upgrade the Partnership's properties. $40,021 was expended during the first three months of 1997 on property improvements, including the exterior upgrade of Desert Pines Apartments.

Ravenwood Apartments is currently under a purchase agreement dated February 11, 1997. Although the last contingencies to the sale were removed by May 1, 1997 there can still be no definite assurance that a closing will take place. If a closing takes place it would occur during the second quarter.



                           GRIFFIN REAL ESTATE FUND-V,
                              A LIMITED PARTNERSHIP


                                 OCCUPANCY TABLE


Approximate occupancy levels of the Partnership's investment property by quarter.

                                        1996                               1997
                       ------------------------------      ------------------------------
                                         at                                 at
                       3/31     6/30     9/30   12/31      3/31    6/30     9/30    12/31
1.  Ravenwood Apts.
    Cincinnati, OH      87%      87%      87%     85%       85%

2.  Country Club
    Apartments
    Anderson, SC        99%      97%      97%     98%       97%

3.  Savannah Oaks
    Apartments
    Marietta, GA        97%      98%      96%     96%       97%

4.  Desert Pines
    Apartments
    Tucson, AZ          94%      89%      93%     90%       90%




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




                                        GRIFFIN REAL ESTATE FUND-V,
                                        A LIMITED PARTNERSHIP



Date:  May 15, 1997                     By   /s/ Larry D. Fransen
                                             --------------------
                                             Larry D. Fransen, for the
                                             General Partner, Griffin
                                             Equity Partners



Date:  May 15, 1997                     By   /s/ Larry D. Fransen
                                             --------------------
                                             Larry D. Fransen, for the
                                             General Partner, Griffin
                                             Equity Partners