Form 10-Q
period 1997-06-30
GRIFFIN REAL ESTATE FUND V
filed 1997-08-14
CIK 760451

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549


                                    FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF

                       THE SECURITIES EXCHANGE ACT OF 1934

                       FOR THE QUARTER ENDED JUNE 30, 1997

                         COMMISSION FILE NUMBER 2-95118

                GRIFFIN REAL ESTATE FUND-V, A LIMITED PARTNERSHIP

                              MINNESOTA 41-1507989

                         510 MARQUETTE AVENUE, SUITE 300

                          MINNEAPOLIS, MINNESOTA 55402

                  REGISTRANT'S TELEPHONE NUMBER (612) 338-2828

                            WATS NUMBER 800-328-3788

Indicate by check mark whether the registrant (1) has filed reports to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.
                                                       Yes _x_  No___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-Q
or any amendment to this Form 10-Q.                    [ ]

                           GRIFFIN REAL ESTATE FUND-V,

                              A LIMITED PARTNERSHIP

                                      INDEX

PART 1.    Financial Information

           Condensed Balance Sheets
              June 30, 1997 and December 31, 1996........................   1

           Condensed Statements of Operations
              for the three and six months ended
              June 30, 1997 and 1996.....................................   2

           Condensed Statements of Cash Flows
              for the six months ended
              June 30, 1997 and 1996.....................................   3

           Condensed Statements of Changes
              in Partners' Equity for the
              six months ended June 30, 1997.............................   4

           Notes to Financial Statements.................................   5

           Management's Discussion and Analysis of
              Financial Conditions and Results
              of Operations.............................................. 6-7

PART II.   Other Information.............................................   8



SIGNATURES...............................................................   9

                           GRIFFIN REAL ESTATE FUND-V,
                              A LIMITED PARTNERSHIP
                            CONDENSED BALANCE SHEETS
                                   (unaudited)


                                                   June 30,         December 31,
                                                     1997              1996
                                                ------------      ------------
ASSETS
------

Cash and cash equivalents                       $    780,587      $    450,906
Receivables and other assets                         284,057           461,189
                                                ------------      ------------
   Total                                           1,064,644           912,095
                                                ------------      ------------

PROPERTY:
   Land                                            2,724,000         3,046,000
   Buildings and improvements                     15,299,900        17,646,870
   Furniture and equipment                         1,313,086         1,592,170
                                                ------------      ------------
      Total                                       19,336,986        22,285,040
   Less accumulated depreciation                   7,210,556         8,325,543
                                                ------------      ------------
   Property - net                                 12,126,430        13,959,497
                                                ------------      ------------

TOTAL ASSETS                                    $ 13,191,074      $ 14,871,592
                                                ============      ============



LIABILITIES AND PARTNERSHIP EQUITY
----------------------------------

LIABILITIES:
   Accounts payable and accrued liabilities     $    235,814      $    302,614
   Security deposits                                 105,907           125,235
   Mortgage loans                                 10,833,166        13,025,497
                                                ------------      ------------
      Total liabilities                           11,174,887        13,453,346
                                                ------------      ------------


PARTNERS' EQUITY:
   General Partner                                  (204,814)         (210,793)
   Limited Partners                                2,221,001         1,629,039
                                                ------------      ------------
Total partners' equity                             2,016,187         1,418,246
                                                ------------      ------------

TOTAL LIABILITIES AND PARTNERS' EQUITY          $ 13,191,074      $ 14,871,592
                                                ============      ============

See notes to condensed financial statements.

                           GRIFFIN REAL ESTATE FUND-V,
                              A LIMITED PARTNERSHIP
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (unaudited)

                              For the Three Months        For the Six Months
                                  Ended June 30,            Ended June 30,

                              1997         1996           1997        1996
                           ----------   -----------    ----------   -----------
REVENUES

Rental income              $  999,762   $ 1,009,163    $2,031,516   $ 2,025,023
Interest income                 7,526         4,340        15,713         9,326
Other income                   18,275        22,654        37,431        40,748
Gain on sale of property      679,203          --         679,203          --
                           ----------   -----------    ----------   -----------
   Total revenues           1,704,766     1,036,157     2,763,863     2,075,097
                           ----------   -----------    ----------   -----------


OPERATING EXPENSES
Operating expenses            556,820       623,431     1,161,752     1,209,275
Interest expense              281,432       283,105       563,961       570,356
Depreciation and
   amortization               247,375       182,282       440,209       364,563
                           ----------   -----------    ----------   -----------
Total operating
   expenses                 1,085,627     1,088,818     2,165,922     2,144,194
                           ----------   -----------    ----------   -----------

NET INCOME (LOSS)             619,139       (52,661)      597,941       (69,097)

NET INCOME (LOSS)
  ALLOCATED TO
   GENERAL PARTNER              6,191          (527)        5,979          (691)
                           ----------   -----------    ----------   -----------

NET INCOME (LOSS)
   ALLOCATED TO
    LIMITED PARTNERS       $  612,948   $   (52,134)   $  591,962   $   (68,406)
                           ==========   ===========    ==========   ===========

NET INCOME (LOSS)
  PER LIMITED
   PARTNERSHIP UNIT
   (weighted average
   basis)                  $    16.03   $    ( 1.36)   $    15.48   $     (1.79)
                           ==========   ===========    ==========   ===========

See notes to condensed financial statements.

                           GRIFFIN REAL ESTATE FUND-V,
                              A LIMITED PARTNERSHIP
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                         For the Six Months
                                                           Ended June 30,

                                                        1997          1996
                                                    -----------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                $   597,941    $ (69,097)
   Adjustments to reconcile net income (loss)
      to net cash provided by operating
      activities:
         Gain on sale of property                      (679,203)        --
         Depreciation and amortization                  440,209      364,563
         Decrease (increase) in other assets-net         96,730      (35,357)
         Decrease in accounts payable
            and accrued liabilities                     (66,800)      (4,499)
         Increase (decrease) in security deposits       (19,328)       6,830
                                                    -----------    ---------
Net cash provided by operating activites                369,549      262,440
                                                    -----------    ---------
CASH FLOWS FROM INVESTING ACTIVITES:
   Proceeds from sale of property & equipment         2,333,788         --
   Purchase of property                                (181,325)    (270,808)
                                                    -----------    ---------
Net cash provided (used) by investing activities      2,152,463     (270,808)
                                                    -----------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Reduction in mortgage payable                     (2,192,331)     (71,045)
   Repurchased Partnership units                           --        (13,873)
                                                    -----------    ---------
Net cash used by financing activities                (2,192,331)     (84,918)
                                                    -----------    ---------

INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                     329,681      (93,286)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD         450,906      501,306
                                                    -----------    ---------

CASH AND CASH EQUIVALENTS - END OF PERIOD           $   780,587    $ 408,020
                                                    ===========    =========

CASH PAID DURING THE PERIOD FOR INTEREST            $   581,615    $ 573,021
                                                    ===========    =========

See notes to condensed financial statements.

                           GRIFFIN REAL ESTATE FUND-V,
                              A LIMITED PARTNERSHIP
               CONDENSED STATEMENTS OF CHANGES IN PARTNERS' EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 1997
                                   (unaudited)

                                GENERAL         LIMITED         TOTAL
                                PARTNER        PARTNERS     PARTNERSHIP
                               ---------      ----------     ----------

PARTNERS' EQUITY (DEFICIT)     $(210,793)     $1,629,039     $1,418,246
   JANUARY 1, 1997

NET INCOME                         5,979         591,962        597,941
                               ---------      ----------     ----------

PARTNERS' EQUITY (DEFICIT)     $(204,814)     $2,221,001     $2,016,187
   JUNE 30, 1997               =========      ==========      =========


See notes to condensed financial statements.

                           GRIFFIN REAL ESTATE FUND-V,
                              A LIMITED PARTNERSHIP
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  JUNE 30, 1997
                                   (unaudited)

1. Griffin Real Estate Fund-V, A Limited Partnership (the Partnership) was formed by the general partners, Griffin Equity Partners, A Minnesota partnership and Guardian Investment Corporation, a Minnesota corporation on March 5, 1985 under the laws of the State of Minnesota. The limited partnership offering terminated on March 4, 1986 at which time 38,346 units had been sold.

     In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly Griffin Real Estate Fund-V, A Limited Partnership's financial position as of June 30, 1997 and December 31, 1996 and the results of its operations for the three months and six months ended June 30, 1997 and 1996 and its cash flows for the six months ended June 30, 1997 and 1996.

     The accounting policies followed by the Partnership are set forth in Note 1 to the Partnership financial statements in the 1996 Griffin Real Estate Fund-V, A Limited Partnership Form 10K.

2.   RELATED PARTY TRANSACTIONS

     The partners of Griffin Equity Partners and the shareholders, of Guardian Investment Corporation, the general partners of the Partnership are also owners and/or employees of the Griffin Companies, a Minnesota corporation. The following is summary of fees incurred for the six months ended June 30, 1997 and 1996 relating to the Griffin Companies and its affiliates:

                                               1997                 1996
                                               ----                 ----

        Management fees                     $ 112,653          $ 111,736
        Supervisory fees                    $  23,341          $  38,073


3.   TAXABLE LOSS

     The net income (loss) shown on the statement of operations is reconciled to the taxable loss as follows:

                                             For the Six Months
                                               Ended June 30,

                                          1997             1996
                                          ----             ----

Net income (loss) per statement
   of operations                       $ 597,941         $(69,097)

Excess of tax depreciation over
   book depreciation                     (13,987)          (6,108)
                                       ---------         --------

Taxable income (loss)                  $ 583,954         $(75,205)
                                       =========         ========

                           GRIFFIN REAL ESTATE FUND-V,
                              A LIMITED PARTNERSHIP
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1997, the Partnership had cash and cash equivalents of $780,587 which will be used for working capital requirements of the Partnership and its properties. It is anticipated that the Partnership will be able to meet current obligations and commitments from cash on hand and from cash generated from operations during 1997.

Distributions to partners were not made during the second quarter of 1997. On July 23, 1997 distributions of $5 per Limited Partnership unit were made representing the proceeds form the sale of Ravenwood Apartments on June 16, 1997. Future cash distributions will depend on future property operations.

RESULTS OF OPERATIONS

The General Partner, after reasonable inquiry, is not aware of any material factors relating to any of the Partnership's properties or the operations of the Partnership that would cause the financial information of the Partnership not to be indicative of future operating results or of future financial conditions.

The sale of Ravenwood Apartments on June 16, 1997 had a small impact on the comparability of results of operations from one period to the next. Excluding the gain on the sale of Ravenwood, revenues and expenses for the three month and six month periods ended June 30, 1997 are quite similar to the same periods a year earlier. Capital improvements to the remaining properties total $181,325 so far in 1997. Even after these investments, and after subtracting proceeds from property sales, cash increased $136,519 from the beginning of the year. This compares with a drop in cash of $93,286 in the first six months of 1996.

                           GRIFFIN REAL ESTATE FUND-V,
                              A LIMITED PARTNERSHIP

                                 OCCUPANCY TABLE

Approximate occupancy levels of the Partnership's investment property by quarter.


                                      1996                                   1997
                        ------------------------------          ------------------------------
                                       at                                     at
                        3/31     6/30     9/30   12/31          3/31    6/30     9/30    12/31
1.Ravenwood Apts.
  Cincinnati, OH         87%      87%      87%     85%           85%      *

2.Country Club
  Apartments
  Anderson, SC           99%      97%      97%     98%           97%     92%

3.Savannah Oaks
  Apartments
  Marietta, GA           97%      98%      96%     96%           97%     97%

4.Desert Pines
  Apartments
  Tucson, AZ             94%      89%      93%   90%             90%   88%


* Indicates Partnership did not own this property at the end of the quarter.

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

Item 6.   Exhibits and Reports on Form 8-K

          (a)     Exhibits

                  Exhibit 27 - Financial Data Schedule

          (b) No reports on Form 8-K have been filed during the quarter for which this report is filed. However, on July 1, 1997 Form 8-K was filed to report the sale of the Partnership's 70% interest in Ravenwood Apartments on June 16, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           GRIFFIN REAL ESTATE FUND-V,
                                           A LIMITED PARTNERSHIP

Date:  August 14, 1997                     By    /s/ Larry D. Fransen
                                                 --------------------
                                                 Larry D. Fransen, for the
                                                 General Partner, Griffin
                                                 Equity Partners

Date:  August 14, 1997                     By    /s/ Larry D. Fransen
                                                 --------------------
                                                 Larry D. Fransen, for the
                                                 Managing General Partner
                                                 of the General Partner
                                                 Griffin Equity Partners