Form 10-Q
period 1997-09-30
GRIFFIN REAL ESTATE FUND V
filed 1997-11-13
CIK 760451

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549


                                    FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF

                       THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1997

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

                           GRIFFIN REAL ESTATE FUND-V,

                              A LIMITED PARTNERSHIP

                                      INDEX


PART 1.    Financial Information

           Condensed Balance Sheets
              September 30, 1997 and December 31, 1996......................   1

           Condensed Statements of Operations
              for the three and nine months ended
              September 30, 1997 and 1996...................................   2

           Condensed Statements of Cash Flows
              for the nine months ended
              September 30, 1997 and 1996...................................   3

           Condensed Statements of Changes
              in Partners' Equity for the
              nine months ended September 30, 1997..........................   4

           Notes to Financial Statements....................................   5

           Management's Discussion and Analysis of
              Financial Conditions and Results
              of Operations................................................. 6-7



PART II.   Other Information................................................   8



SIGNATURES..................................................................   9

                           GRIFFIN REAL ESTATE FUND-V,
                              A LIMITED PARTNERSHIP
                            CONDENSED BALANCE SHEETS
                                   (unaudited)


                                               September 30,    December 31,
                                                   1997             1996
                                               ------------     ------------
ASSETS
------

Cash and cash equivalents                      $    505,525     $    450,906
Receivables and other assets                        256,232          461,189
                                               ------------     ------------
   Total                                            761,757          912,095
                                               ------------     ------------

PROPERTY:
   Land                                           2,724,000        3,046,000
   Buildings and improvements                    15,440,560       17,646,870
   Furniture and equipment                        1,313,086        1,592,170
                                               ------------     ------------
      Total                                      19,477,646       22,285,040
   Less accumulated depreciation                  7,366,222        8,325,543
                                               ------------     ------------
   Property - net                                12,111,424       13,959,497
                                               ------------     ------------

TOTAL ASSETS                                   $ 12,873,181     $ 14,871,592
                                               ============     ============


LIABILITIES AND PARTNERSHIP EQUITY
----------------------------------

LIABILITIES:
   Accounts payable and accrued liabilities    $    235,098     $    302,614
   Security deposits                                109,124          125,235
   Mortgage loans                                10,797,452       13,025,497
                                               ------------     ------------
      Total liabilities                          11,141,674       13,453,346
                                               ------------     ------------


PARTNERS' EQUITY:
   General Partner                                 (207,661)        (210,793)
   Limited Partners                               1,939,168        1,629,039
                                               ------------     ------------
      Total partners' equity                      1,731,507        1,418,246
                                               ------------     ------------

TOTAL LIABILITIES AND PARTNERS' EQUITY         $ 12,873,181     $ 14,871,592
                                               ============     ============


See notes to condensed financial statements.

                           GRIFFIN REAL ESTATE FUND-V,
                              A LIMITED PARTNERSHIP
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (unaudited)


                            For the Three Months       For the Nine Months
                            Ended September 30,        Ended September 30,

                            1997          1996         1997           1996
                            ----          ----         ----           ----
REVENUES
Rental income           $ 833,875     $1,022,915    $2,865,391    $3,047,938
Interest income             6,522          4,403        22,235        13,729
Other income               17,442         20,178        54,873        60,926
Gain (loss) on
 sale of property          (5,295)          --         673,908          --
                        ---------     ----------    ----------    ----------
   Total revenues         852,544      1,047,496     3,616,407     3,122,593
                        ---------     ----------    ----------    ----------

OPERATING EXPENSES
Operating expenses        549,073        649,435     1,710,825     1,858,710
Interest expense          230,942        280,615       794,903       850,971
Depreciation and
   amortization           164,047        182,282       604,256       546,845
                        ---------     ----------    ----------    ----------
Total operating
   expenses               944,062      1,112,332     3,109,984     3,256,526
                        ---------     ----------    ----------    ----------

NET INCOME (LOSS)         (91,518)        64,836       506,423       133,933

NET INCOME (LOSS)
  ALLOCATED TO
  GENERAL PARTNER            (915)           648         5,064         1,339
                        ---------     ----------    ----------    ----------

NET INCOME (LOSS)
  ALLOCATED TO
  LIMITED PARTNERS      $ (90,603)    $   64,188    $  501,359    $  132,594
                        =========     ==========    ==========    ==========

NET INCOME (LOSS)
  PER LIMITED
  PARTNERSHIP UNIT
  (weighted average
   basis)               $   (2.37)    $     1.68    $    13.11    $     3.47
                        =========     ==========    ==========    ==========


See notes to condensed financial statements.

                           GRIFFIN REAL ESTATE FUND-V,
                              A LIMITED PARTNERSHIP
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                         For the Nine Months
                                                         Ended September 30,

                                                          1997          1996
                                                          ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                 $   506,423     $(133,933)
   Adjustments to reconcile net income (loss)
      to net cash provided by operating
      activities:
         Gain on sale of property                       (673,908)         --
         Depreciation and amortization                   604,256       546,845
         Decrease in other assets-net                    116,174       166,131
         Decrease in accounts payable
            and accrued liabilities                      (67,516)      (35,953)
         Increase (decrease) in security deposits        (16,111)       12,678
                                                     -----------     ---------
Net cash provided by operating activites                 469,318       555,768
                                                     -----------     ---------

CASH FLOWS FROM INVESTING ACTIVITES:
   Proceeds from sale of property & equipment          2,328,493          --
   Purchase of property                                 (321,985)     (424,523)
                                                     -----------     ---------
Net cash provided (used) by investing activities       2,006,508      (424,523)
                                                     -----------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Reduction in mortgage payable                      (2,228,045)     (109,520)
   Distributions to partners                            (193,162)         --
   Repurchased Partnership units                            --         (13,873)
                                                     -----------     ---------
Net cash used by financing activities                 (2,421,207)     (123,393)
                                                     -----------     ---------

INCREASE IN CASH AND CASH EQUIVALENTS                     54,619         7,852

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD          450,906       501,306
                                                     -----------     ---------

CASH AND CASH EQUIVALENTS - END OF PERIOD            $   505,525     $ 509,158
                                                     ===========     =========

CASH PAID DURING THE PERIOD FOR INTEREST             $   812,810     $ 853,862
                                                     ===========     =========


See notes to condensed financial statements.

                           GRIFFIN REAL ESTATE FUND-V,
                              A LIMITED PARTNERSHIP
               CONDENSED STATEMENTS OF CHANGES IN PARTNERS' EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997
                                   (unaudited)


                               GENERAL        LIMITED          TOTAL
                               PARTNER        PARTNERS      PARTNERSHIP
                              ---------     -----------     -----------

PARTNERS' EQUITY (DEFICIT)    $(210,793)    $ 1,629,039     $ 1,418,246
   JANUARY 1, 1997

DISTRIBUTIONS                    (1,932)       (191,230)       (193,162)
NET INCOME                        5,064         501,359         506,423
                              ---------     -----------     -----------

PARTNERS' EQUITY (DEFICIT)    $(207,661)    $ 1,939,168     $ 1,731,507
   SEPTEMBER 30, 1997         =========     ===========     ===========


See notes to condensed financial statements.

                           GRIFFIN REAL ESTATE FUND-V,
                              A LIMITED PARTNERSHIP
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997
                                   (unaudited)

1. Griffin Real Estate Fund-V, A Limited Partnership (the Partnership) was formed by the general partners, Griffin Equity Partners, A Minnesota partnership and Guardian Investment Corporation, a Minnesota corporation on March 5, 1985 under the laws of the State of Minnesota. The limited partnership offering terminated on March 4, 1986 at which time 38,346 units had been sold.

      In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly Griffin Real Estate Fund-V, A Limited Partnership's financial position as of September 30, 1997 and December 31, 1996 and the results of its operations for the three months and nine months ended September 30, 1997 and 1996 and its cash flows for the nine months ended September 30, 1997 and 1996.

      The accounting policies followed by the Partnership are set forth in Note 1 to the Partnership financial statements in the 1996 Griffin Real Estate Fund-V, A Limited Partnership Form 10K.

2.    RELATED PARTY TRANSACTIONS

      The partners of Griffin Equity Partners and the shareholders, of Guardian Investment Corporation, the general partners of the Partnership are also owners and/or employees of the Griffin Companies, a Minnesota corporation. The following is summary of fees incurred for the nine months ended September 30, 1997 and 1996 relating to the Griffin Companies and its affiliates:

                                             1997           1996
                                             ----           ----
      Management fees                     $ 161,872      $ 166,801
      Supervisory fees                    $  45,590      $  64,493


3.    TAXABLE INCOME

      The net income shown on the statement of operations is reconciled to the taxable income as follows:

                                                       For the Nine Months
                                                       Ended September 30,
                                                      1997             1996
                                                      ----             ----

      Net income per statement of operations      $  506,423       $  133,933

      Excess of book depreciation over (under)
         tax depreciation                            (15,456)           9,161
                                                  ----------       ----------

      Taxable income                              $  490,967       $  143,094
                                                  ==========       ==========

                           GRIFFIN REAL ESTATE FUND-V,
                              A LIMITED PARTNERSHIP
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Griffin Real Estate Fund-V, A Limited Partnership (the "Partnership") is a limited partnership formed in 1985 to invest in and operate income-producing real property. The Partnership raised $19,173,000 through the sale of Limited Partnership Interests and utilized these proceeds to acquire six real property investments and a majority joint venture interest in one additional real property. Prior to 1997, title to two of these properties was relinquished through foreclosure and one was sold. The joint venture property, Ravenwood Apartments, was sold on June 16, 1997. The sale was reported on form 8-K to the SEC. The Partnership continues to operate its three remaining properties.

Inasmuch as the management's discussion and analysis below relates primarily to the time period since the end of the last fiscal year, investors are encouraged to review the financial statements and the management's discussion and analysis contained in the annual report for 1996 for a more complete understanding of the Partnership's financial position.

RESULTS OF OPERATIONS

The General Partner, after reasonable inquiry, is not aware of any material factors relating to any of the Partnership's properties or the operations of the Partnership that would cause the financial information of the Partnership not to be indicative of future operating results or of future financial conditions.

1997 Compared to 1996

With a property sale occuring before the end of the second quarter of 1997, results of operations are not easily comparable for the Partnership as a whole. Comparisons are only meaningful either on a property by property basis or by comparing the combined results of the three remaining properties.

For the third quarter, the property portfolio experienced rental rate increases of 3%, yet an increase of approximately $69,000 in rent loss due to vacancy. A similiar situation existed for the three quarters ended September 30, 1997 compared to 1996 where rental rate increases of nearly 3.5% were not sufficient to offset the vacancy of nearly $95,000. All three properties have had to struggle with a soft market with rental concessions being offered at Desert Pines and Savannah Oaks. After some success at Desert Pines the concessions were terminated. The market forces responsible for the vacancy situation are concessions by the competition, low mortgage rates which spur new home buying and, in the case of Savannah Oaks, a special effort by the Federal National Mortgage Association to make it easier for low income and minority tenants in the area to become home owners.

Overall, operating expenses were stable for the third quarter for the three properties, although the water expense continued to be a concern at Savannah Oaks which shares a common supply line with the adjoining property. In the fourth quarter, this supply line will be separated at a cost of approximately $14,000 which will be recovered through future savings from conservation measures. Capital improvements during the quarter included the remodeling of two of the thirty-four buildings at Desert Pines. The Desert Pines remodeling is an ongoing project with nine buildings remaining.

                           GRIFFIN REAL ESTATE FUND-V,
                              A LIMITED PARTNERSHIP
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                         LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1997, the Partnership had cash and cash equivalents of $505,525 which will be used for working capital requirements of the Partnership and its properties. It is anticipated that the Partnership will be able to meet current obligations and commitments from cash on hand and from cash generated from operations during 1997.

On July 23, 1997 distributions of $5 per Limited Partnership unit were made representing the proceeds form the sale of Ravenwood Apartments on June 16, 1997. Future cash distributions will depend on future property operations.


                                 OCCUPANCY TABLE

Approximate occupancy levels of the Partnership's investment property by quarter.

                                   1996                           1997
                      --------------------------     --------------------------
                                    at                             at
                      3/31   6/30   9/30   12/31     3/31   6/30   9/30   12/31
1. Ravenwood Apts.
   Cincinnati, OH      87%    87%    87%     85%      85%    *      *

2. Country Club
   Apartments
   Anderson, SC        99%    97%    97%     98%      97%    92%    94%

3. Savannah Oaks
   Apartments
   Marietta, GA        97%    98%    96%     96%      97%    97%    93%

4. Desert Pines
   Apartments
   Tucson, AZ          94%    89%    93%     90%      90%    88%    91%


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


Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits
                  Exhibit 27 - Financial Data Schedule

         (b) On July 1, 1997 Form 8-K was filed to report the sale of the Partnership's 70% interest in Ravenwood Apartments on June 16, 1997.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                           GRIFFIN REAL ESTATE FUND-V,
                                           A LIMITED PARTNERSHIP



Date:  November 14, 1997                   By  /s/ Larry D. Fransen
                                               --------------------
                                               Larry D. Fransen, for the
                                               General Partner, Griffin
                                               Equity Partners



Date:  November 14, 1997                   By  /s/ Larry D. Fransen
                                               --------------------
                                               Larry D. Fransen, for the
                                               Managing General Partner
                                               of the General Partner
                                               Griffin Equity Partners