Form 10-K
period 1997-12-31
GRIFFIN REAL ESTATE FUND V
filed 1998-03-30
CIK 760451

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                                    FORM 10-K

              Annual Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

   For the fiscal year ended December 31, 1997. Commission file number 2-95118

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __x__ No ____


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. [ ]

Form 8-K dated July 1, 1997 is incorporated by reference in this report.

                GRIFFIN REAL ESTATE FUND-V, A LIMITED PARTNERSHIP


                                TABLE OF CONTENTS


PART I
   Item 1.  Business.......................................................  1-3

   Item 2. Properties......................................................    3

   Item 3. Legal Proceedings...............................................  3-4

   Item 4. Submission of Matters to a Vote
         of Limited Partners...............................................    4


PART II
   Item 5. Market for the Partnership's Limited Partnership
           Interests and Related Limited Partner Matters...................    4

   Item 6. Selected Financial Data.........................................  4-5

   Item 7. Management's Discussion and Analysis of
           Financial Condition and Results of Operations...................  5-7

   Item 8. Financial Statements and Supplementary Data.....................    8

   Item 9. Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure.............................    8


PART III
   Item 10. The General Partner of the Partnership.........................  8-9

   Item 11. Management Remuneration and Transactions.......................   10

   Item 12. Limited Partnership Ownership of Certain
            Beneficial Owners and Management.............................. 10-11

   Item 13. Certain Relationships and Related
            Transactions..................................................   11


PART IV
   Item 14. Exhibits, Financial Statement Schedules
            and Reports on Form 8-K.......................................    12


SIGNATURES    .............................................................   13

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

    As of December 31, 1997 the Partnership has made the real property investments set forth in the following table:

    Name, type of property                         Date of        Type of
       and location        (a)          Size       Purchase      Ownership (b)
    ----------------------              ----       --------      -------------

    1.  Country Club Apartments       180 units     5/14/86      Mortgage Note
        Anderson, South Carolina

    2.  Savannah Oaks Apartments      200 units     9/30/86      Mortgage Note
        Marietta, Georgia

    3.  Desert Pines Apartments       272 units     2/02/87      Mortgage Note
        Tucson, Arizona

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

                GRIFFIN REAL ESTATE FUND-V, A LIMITED PARTNERSHIP


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

    As circumstances dictate, the Partnership has the right under the Partnership Agreement to borrow money, and to use its investments in real property as collateral for that debt. The amount of debt for acquisitions was subject to a maximum of 75% loan to value. Although not required, the General Partner intends to maintain this limit with any subsequent refinancings. Country Club Apartments was refinanced on October 24, 1995. No other refinancings occurred in 1997, 1996, or 1995. There is no limit on the number of mortgages that may be taken out on any one piece of the Partnership's real properties.

     The Partnership Agreement provides for the redemption of limited partnership units under certain circumstances. In 1997, 1996, and 1995 the Partnership redeemed zero, thirty and zero units respectively.

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

                            AVERAGE EFFECTIVE ANNUAL
                                 RENTAL PER UNIT


                                           RAVENWOOD      SAVANNAH
              COUNTRY CLUB   DESERT PINES  APARTMENTS     OAKS
              APARTMENTS     APARTMENTS    CINCINNATI,    APARTMENTS
              ANDERSON, SC   TUCSON, AZ    OH             MARIETTA, GA
------------  ------------  -------------  -------------  --------------
1997               $5,284         $4,576         $4,447          $6,542
------------  ------------  -------------  -------------  --------------
1996                5,292          4,696          4,508           6,341
------------  ------------  -------------  -------------  --------------
1995                5,118          4,805          4,637           5,996
------------  ------------  -------------  -------------  --------------
1994                4,877          4,570          4,634           5,528
------------  ------------  -------------  -------------  --------------
1993                4,764          4,263          4,547           5,085
------------  ------------  -------------  -------------  --------------

                GRIFFIN REAL ESTATE FUND-V, A LIMITED PARTNERSHIP

                                SCHEDULE OF REAL
                                  ESTATE TAXES

                                                             SAVANNAH
                                              RAVENWOOD      OAKS
                COUNTRY CLUB   DESERT PINES   APARTMENTS     APARTMENTS
                APARTMENTS     APARTMENTS     CINCINNATI     MARIETTA,
                ANDERSON, SC   TUCSON, AZ     OH (a)         GA
--------------- -------------  -------------  -------------  -------------
          1997
      TAX RATE         20.85          16.94              *          11.35
    ASSESSMENT       $75,877        $99,037              *        $56,760
--------------- -------------  -------------  -------------  -------------
          1996
      TAX RATE         20.36          17.65          20.99          11.55
    ASSESSMENT       $73,282        $96,005        $75,889        $57,760
--------------- -------------  -------------  -------------  -------------
          1995
      TAX RATE         19.67          17.57          20.57          11.56
    ASSESSMENT       $70,802        $92,053        $73,026        $54,902
--------------- -------------  -------------  -------------  -------------
          1994
      TAX RATE         19.23          17.42          18.89          11.02
    ASSESSMENT       $69,245        $84,284        $66,989        $52,356
--------------- -------------  -------------  -------------  -------------
          1993
      TAX RATE         19.41          18.32          18.60          10.97
    ASSESSMENT       $69,867        $79,286        $66,063        $52,115
--------------- -------------  -------------  -------------  -------------

    * Indicates the Partnership did not own the property at the time of assessment.

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

                GRIFFIN REAL ESTATE FUND-V, A LIMITED PARTNERSHIP

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

Item 6.     Selected Financial Data

                Griffin Real Estate Fund-V, A Limited Partnership
        For the Years Ended December 31, 1997, 1996, 1995, 1994, and 1993

                                 1997                1996                 1995                 1994                1993
                             ------------        ------------         ------------         ------------        ------------
Total revenues               $  4,537,913        $  4,198,088         $  4,412,009         $  4,006,285        $  3,773,002
Net income (loss)                 468,804            (190,249)            (127,619)             111,727             578,873
Net income (loss) per
  limited partner
  unit (c)                           6.63               (4.92)               (3.30)                2.89               14.96
Total assets                   12,734,515          14,871,592           15,201,548           15,453,497          15,555,146
Mortgage notes
  payable                      10,761,037          13,025,497           13,171,774           13,055,496          13,117,472


(a) The above selected financial data should be read in conjunction with the financial statements and the related notes appearing in Exhibit 13 in this annual report.

(b) Cash distributions of $55 per limited partnership unit have been made to the Limited Partners since the inception of the Partnership. These distributions have not resulted in taxable income to such Limited Partners and have therefore all represented a return of capital under Generally Accepted Accounting Principles. Each Partner's taxable income (or loss) from the Partnership in each year is equal to his allocable share of the taxable income (loss) of the Partnership, without regard to cash generated or distributed by the Partnership. The Partnership's taxable income and tax losses (including net income and losses from operations but not interest income earned on cash reserves and investments) as well as profit or loss on the sale of properties will constitute passive activity income and losses under the 1986 Act with respect to those taxpayers to which the passive activity rules apply.

                GRIFFIN REAL ESTATE FUND-V, A LIMITED PARTNERSHIP

(c) The net loss and cash distribution per limited partnership unit are based upon the weighted average number of limited partnership units outstanding during the period.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS

Summary of Operations - 1997 Compared to 1996

        In 1997 the General Partner began marketing the properties for sale resulting in the sale of one of the four apartment communities. The remaining three continue to be marketed for sale. On June 16, 1997 the Partnership sold the Ravenwood Apartments. Therefore comparison of results from one year to the next is not possible for the Partnership taken as whole. The following discussion is therefore limited to the three remaining properties that were held for the entire year.

    Country Club Apartments:

        After a strong 1996, physical occupancy decreased from 98% to 90% by December 31, 1997. Rental rates for the year increased 3.5%, but with the higher vacancies total revenues decreased by .9%.

        The 1997 operating expenses were mostly consistent with 1996 levels, however painting and decorating expense increased by $4,792 from $20,597 in 1996 to $25,389 in 1997. This increase is the result of the higher vacancy rates and the expenses associated with getting apartments rent ready. Insurance also declined by $14,823 from $26,629 in 1996 to $11,806 in 1997 due to a risk re-evaluation by the insurance carrier. Capital expenditures of $29,244 were for exterior wood repairs in 1997.

    Desert Pines Apartments:

        Physical occupancy was steady throughout 1997 at or about 90%, finishing the year at 91%. Rental rates increased 1.8% while vacancies showed an increase over 1996. The net result was a decrease in total revenues of 2.6% from 1996 to 1997.

        Most 1997 operating expenses were similar to the amounts spent in 1996 with the exception of repairs and maintenance. There was a drop of $52,091 in repairs and maintenance expense from $222,464 in 1996 to $170,373 in 1997. The decrease was mainly due to an unusually high amount spent in 1996 for carpet, appliances and unit repairs. Capital expenditures of $255,388 were for sidewalk and concrete repairs, roof repairs, exterior paint, and siding replacement.

    Savannah Oaks Apartments:

        Physical occupancy in 1997 was 97% after the first two quarters, just as it had been for most of 1996. By the end of the third quarter, occupancy had decreased to 93% and stayed there through the rest of 1997. Rental rates increased 4.6% in 1997 but vacancies increased 26.8%. The net effect was an increase in total revenues of 3.1% for 1997 over 1996.

                GRIFFIN REAL ESTATE FUND-V, A LIMITED PARTNERSHIP

        The 1997 utilities expense was $42,708 higher than in 1996. The amount went from $133,718 in 1996 to $176,426 in 1997 due to an increase in the cost of water. New water usage meters installed by the city have provided readings much higher than the old meters. An investigation is underway to explain the change. Meanwhile, the common water line shared with an adjacent property is being split off so that neither property will pay more or less that its share. Repairs and maintenance increased $18,650 from $225,366 in 1996 to $244,016 in 1997. This increase is mainly due to increased carpet and appliance replacement caused by increased tenant turnover. Capital expenditures of $56,910 were used for repairs to sidewalks, roofs and interior walls and floors.

YEAR 2000

        The year 2000 compliance issue concerns the inability of computerized information systems to accurately calculate, store or use a date after 1999. This could result in a system failure or miscalculations causing disruptions of operations. The General Partner is currently evaluating the accounting software to find out if a Year 2000 problem exists. If the results of that evaluation show that there is a problem, there will be conversion to another software that is widely used in the real estate industry, is readily available and is Year 2000 compliant. Such a conversion, if necessary, would occur in 1999. The General Partner's current estimate is that the costs associated with the Year 2000 issue, and the consequences of incomplete or untimely resolution of the Year 2000 issue, will not have a material adverse affect on the results of operations or financial position of the Partnership in any given year.

Summary of Operations - 1996 Compared to 1995

    Rental rates of the property portfolio increased an average of 4.1%. Rental rate increases at individual properties ranged from a decline of 1.2% at Ravenwood Apartments to 7.4% at Savannah Oaks Apartments. The Ravenwood rental rate decline was a result of holding on rental rates and foregoing the anticipated market rate increases. Occupancy average for the entire property portfolio declined in 1996 to 93.1% compared to 95.5% for 1995. Occupancy at Country Club Apartments and Savannah Oaks Apartments declined slightly, but remained in the high 90% range. Desert Pines occupancy continued the trend established at the end of 1995 and declined from 96.3% to 91.5%. Ravenwood Apartments occupancy also declined from 88.1% in 1995 to 86.7% in 1996. The weakness in the Ravenwood rental market area from 1995 remained throughout 1996. Although vacancies increased by $120,078 from 1995 to 1996, these were more than offset by rental increases resulting in an increase of net rents of $53,264.

    Excluding the $246,635 of recognition of deferred revenue in 1995, total revenues increased for 1996 compared to 1995 by $32,714.

    Total expenses for 1996 compared to 1995 decreased by $151,291 or 3.3%. This was essentially due to a substantial decline in interest expense of $171,317. Individually interest expense decreased at all four properties, the largest decrease coming at Country Club Apartments with a decrease of interest expense of $120,066. This decrease was a result of refinancing the mortgage debt in October 1995 described below. Savannah Oaks Apartments interest expense declined $44,109 as a result of the loan modification in June 1995. A decrease in interest expense at Desert Pines Apartments and Ravenwood Apartments totaled $7,144 which resulted from a slight decline in 1996 of the adjustable interest rates.

    Excluding the recognition of deferred revenue in 1995 the 1996 revenue increase of $32,714 and the decrease in operating expenses of $151,291 resulted in an overall decrease of $184,005 in the net loss for the Partnership.

                GRIFFIN REAL ESTATE FUND-V, A LIMITED PARTNERSHIP

LIQUIDITY

    The Partnership has approximately $575,355 of cash reserves on hand at December 31, 1997. This should provide the Partnership with ample liquidity with which to operate the Partnership and provide funds for capital improvements to the properties in the near term and into the future. Sales proceeds of $5 per unit were distributed following the sale of Ravenwood Apartments in 1997. Future distributions will depend on the cash flow from property operations and from property sales.

    Although there can be no assurance that sales will ultimately be completed, the Partnership intends to sell the Country Club, Desert Pines and Savannah Oaks Apartments during 1998. Upon a successful completion of each sale, the proceeds will be distributed.

                                 OCCUPANCY TABLE

Approximate occupancy levels of the Partnership's investment property by quarter.

            Country Club      Desert Pines     Savannah Oaks      Ravenwood
            Apartments        Apartments       Apartments         Apartments
            Anderson, SC      Tucson, AZ       Marietta, GA       Cincinnati, OH

3/31/97     97%               90%              97%                85%
6/30/97     92%               88%              97%                *
9/30/97     94%               91%              93%                *
12/31/97    90%               91%              93%                *

3/31/96     99%               94%              97%                87%
6/30/96     97%               89%              98%                87%
9/30/96     97%               93%              96%                87%
12/31/96    98%               90%              96%                85%

3/31/95     97%               99%              97%                86%
6/30/95     98%               95%              99%                91%
9/30/95     98%               96%              99%                91%
12/31/95    99%               95%              97%                86%

3/31/94     93%               98%              100%               91%
6/30/94     98%               95%              95%                92%
9/30/94     98%               96%              99%                90%
12/31/94    98%               96%              99%                90%

3/31/93     98%               96%              94%                92%
6/30/93     99%               92%              92%                96%
9/30/93     99%               96%              96%                94%
12/31/93    96%               97%              97%                90%

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

        The identity and business experience of each of the partners of the General Partner is as follows:

                GRIFFIN REAL ESTATE FUND-V, A LIMITED PARTNERSHIP

        Larry D. Fransen (age 57) founded Griffin Companies in 1969. He is a Director and senior officer of each of its operating entities, in addition to serving as Chairman. Since 1969, he has acted as general partner in many partnerships investing in apartments, office buildings, warehouses, land and motels.

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

Robert S. Dunbar (58) is Chief Executive Officer of Griffin Companies. Following several years with Control Data Corporation where he held various administrative and management positions, he was named Executive Vice President of the U.S. Jaycees in 1970, with responsibility for planning, budgeting and administration of the national organization. In 1972, he joined Ed. Phillips & Sons Company in Minneapolis, Minnesota as a sales manager. In 1975 he was elected President of Westland Capital Corporation, a Minneapolis venture capital firm, where he was responsible for analyzing various companies for potential investment opportunities. He joined Griffin Companies in 1977.

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

                GRIFFIN REAL ESTATE FUND-V, A LIMITED PARTNERSHIP

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

        Griffin Companies ("Griffin"), an affiliate of the General Partner, may be reimbursed for direct expenses relating to the administration of the Partnership and operation of the Partnership real property investments. Griffin received approximately $16,021, $13,868 and $18,504 in 1997, 1996 and 1995
respectively, for these expenses.

        Reference is made to Note 5 of Notes to Financial Statements filed with this annual report for a description of related party transactions.

Item 12.  Limited Partnership Ownership of Certain Beneficial Owners and
          Management

        No person or any "group" is known by the Partnership to own beneficially more than 5% of the outstanding units of the Partnership.

                GRIFFIN REAL ESTATE FUND-V, A LIMITED PARTNERSHIP

The individual principals of the General Partner as a group have the following interest in the Partnership:

                                      Amount and Nature       Percent of Class
                                        of Beneficial           Outstanding at
            Title of Class                Ownership           December 31,1997
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

                                            1997      1996       1995
                                            ----      ----       ----

           Property management fees      $ 209,951  $ 221,068  $ 222,740
           Major improvement
            supervisory fees                57,649     83,307     78,018


        On April 26, 1985, Griffin Real Estate Fund-V entered into a joint venture with Griffin Real Estate Fund-IV for the purpose of purchasing Ravenwood Apartments, with Griffin Real Estate Fund-V designated as the managing partner. Griffin Real Estate Fund-IV contributed $330,000 (30%) and Griffin Real Estate Fund-V contributed $770,000 (70%) to the venture. All allocations of cash flow, tax consequences, expenses, and contributions were in the ratio of 30% to 70%. There are no remunerations between Griffin Real Estate Fund-IV and Griffin Real Estate Fund-V in relation to the Ravenwood Joint Venture. After the sale of Ravenwood Apartments on June 16, 1997, the joint venture terminated as of December 31, 1997.

                GRIFFIN REAL ESTATE FUND-V, A LIMITED PARTNERSHIP

        PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

        The following documents are filed as part of this report:

        Exhibit 13: Financial Statements and Schedules.

        Exhibit 27: Financial Data Schedule

        An 8-K was filed on July 1, 1997 in regards to the sale of Ravenwood Apartments on June 16, 1997. Proforma Financial Information was included with this filing. No annual report or proxy material for the fiscal year 1997 has been sent to the Partners of the Partnership. An annual report will be sent to the Partners subsequent to this filing substantially similar to this form 10K.

                GRIFFIN REAL ESTATE FUND-V, A LIMITED PARTNERSHIP


                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  March 30, 1998                        Griffin Real Estate Fund-V,
                                              A Limited Partnership




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





Dated:  March 30, 1998                        By:  Larry Fransen \s\
                                                   -----------------
                                                   Larry Fransen
                                                   Managing General Partner
                                                   of the General Partner
                                                   Griffin Equity Partners