Form 10-Q
period 1998-03-31
GRIFFIN REAL ESTATE FUND V
filed 1998-05-13
CIK 760451

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549


                                    FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF

                       THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE QUARTER ENDED MARCH 31, 1998

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

                           GRIFFIN REAL ESTATE FUND-V,

                              A LIMITED PARTNERSHIP

                                      INDEX



PART 1.    Financial Information

           Condensed Balance Sheets
              March 31, 1998 and December 31, 1997.........................   1

           Condensed Statements of Operations
              for the three months ended
              March 31, 1998 and 1997......................................   2

           Condensed Statements of Cash Flows
              for the three months ended
              March 31, 1998 and 1997......................................   3

           Condensed Statements of Changes
              in Partners' Equity for the
              three months ended March 31, 1998............................   4

           Notes to Financial Statements...................................   5

           Management's Discussion and Analysis of
              Financial Conditions and Results
              of Operations................................................ 6-8



PART II.   Other Information...............................................   8



SIGNATURES ................................................................   9

                           GRIFFIN REAL ESTATE FUND-V,
                              A LIMITED PARTNERSHIP
                            CONDENSED BALANCE SHEETS
                                   (unaudited)


                                                    March 31,       December 31,
                                                      1998              1997
                                                  -----------       -----------
ASSETS

Cash and cash equivalents                         $   730,421       $   575,355
Receivables and other assets                          171,730           190,674
                                                  -----------       -----------
   Total                                              902,151           766,029
                                                  -----------       -----------

PROPERTY:
   Land                                             2,724,000         2,724,000
   Buildings and improvements                      15,460,117        15,460,116
   Furniture and equipment                          1,313,086         1,313,087
                                                  -----------       -----------
      Total                                        19,497,203        19,497,203
   Less accumulated depreciation                    7,684,772         7,528,717
                                                  -----------       -----------
   Property - net                                  11,812,431        11,968,486
                                                  -----------       -----------

TOTAL ASSETS                                      $12,714,582       $12,734,515
                                                  ===========       ===========



LIABILITIES AND PARTNERSHIP EQUITY

LIABILITIES:
   Accounts payable and accrued liabilities       $   170,641       $   169,122
   Security deposits                                  107,608           110,468
   Mortgage loans                                  10,723,977        10,761,037
                                                  -----------       -----------
      Total liabilities                            11,002,226        11,040,627
                                                  -----------       -----------


PARTNERS' EQUITY:
   General Partner                                      2,745             2,560
   Limited Partners                                 1,709,611         1,691,328
                                                  -----------       -----------
      Total partners' equity                        1,712,356         1,693,888
                                                  -----------       -----------

TOTAL LIABILITIES AND PARTNERS' EQUITY            $12,714,582       $12,734,515
                                                  ===========       ===========


See notes to condensed financial statements.

                           GRIFFIN REAL ESTATE FUND-V,
                              A LIMITED PARTNERSHIP
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                       For the Three Months
                                                          Ended March 31,

                                                        1998           1997
                                                    -----------     -----------
REVENUES
Rental income                                       $   888,463     $ 1,031,754
Interest income                                           7,141           8,187
Other income                                             16,945          19,156
                                                    -----------     -----------
   Total revenues                                       912,549       1,059,097
                                                    -----------     -----------

OPERATING EXPENSES
Operating expenses                                      499,387         604,932
Interest expense                                        230,656         282,529
Depreciation and amortization                           164,038         192,834
                                                    -----------     -----------
   Total operating expenses                             894,081       1,080,295
                                                    -----------     -----------

NET INCOME (LOSS)                                        18,468         (21,198)

NET INCOME (LOSS) ALLOCATED TO GENERAL PARTNER              185            (212)
                                                    -----------     -----------

NET INCOME (LOSS) ALLOCATED TO LIMITED PARTNERS     $    18,283     $   (20,986)
                                                    ===========     ===========

PER UNIT: (weighted average basis)


NET INCOME (LOSS)                                   $       .48     $      (.55)
                                                    ===========     ===========


See notes to condensed financial statements.

                           GRIFFIN REAL ESTATE FUND-V,
                              A LIMITED PARTNERSHIP
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                        For the Three Months
                                                          Ended March 31,

                                                        1998           1997
                                                     ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                 $  18,468      $ (21,198)
Adjustments to reconcile net income(loss)
      to net cash provided by operating
      activities:
         Depreciation and amortization                 164,038        192,834
         Decrease in other assets - net                 10,961         46,578
         Increase (Decrease) in accounts payable
            and accrued liabilities                      1,519         (5,356)
         Decrease in security deposits                  (2,860)          (926)
                                                     ---------      ---------
Net cash provided by
   operating activities                                192,126        211,932
                                                     ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property                                   --          (40,021)
                                                     ---------      ---------
Net cash used by investing activities                     --          (40,021)
                                                     ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Reduction in mortgage notes payable              (37,060)       (38,399)
                                                     ---------      ---------
Net cash used by financing activities                  (37,060)       (38,399)
                                                     ---------      ---------
INCREASE IN CASH AND
   CASH EQUIVALENTS                                    155,066        133,512

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD        575,355        450,906
                                                     ---------      ---------

CASH AND CASH EQUIVALENTS - END OF PERIOD            $ 730,421      $ 584,418
                                                     =========      =========

CASH PAID DURING THE PERIOD FOR INTEREST             $ 230,655      $ 283,247
                                                     =========      =========


See notes to condensed financial statements.

                           GRIFFIN REAL ESTATE FUND-V,
                              A LIMITED PARTNERSHIP
               CONDENSED STATEMENTS OF CHANGES IN PARTNERS' EQUITY
                    FOR THE THREE MONTHS ENDED MARCH 31, 1998
                                   (unaudited)




                              GENERAL            LIMITED               TOTAL
                              PARTNER            PARTNERS           PARTNERSHIP
                            ----------          ----------          ----------
PARTNERS' EQUITY
   JANUARY 1, 1998          $    2,560          $1,691,328          $1,693,888

NET INCOME                         185              18,283              18,468
                            ----------          ----------          ----------

PARTNERS' EQUITY
   MARCH 31, 1998           $    2,745          $1,709,611          $1,712,356
                            ==========          ==========          ==========


See notes to condensed financial statements.

                           GRIFFIN REAL ESTATE FUND-V,
                              A LIMITED PARTNERSHIP
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 1998
                                   (unaudited)

1. Griffin Real Estate Fund-V, A Limited Partnership (the Partnership) was formed by the general partners, Griffin Equity Partners, A Minnesota partnership and Guardian Investment Corporation, a Minnesota corporation on March 5, 1985 under the laws of the State of Minnesota. The limited partnership offering terminated on March 4, 1986 at which time 38,346 units had been sold.

      In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly Griffin Real Estate Fund-V, A Limited Partnership's financial position as of March 31, 1998 and December 31, 1997 and the results of its operations for the three months ended March 31, 1998 and 1997 and its cash flows for the three months ended March 31, 1998 and 1997.

      The accounting policies followed by the Partnership are set forth in Note 1 to the Partnership financial statements in the 1997 Griffin Real Estate Fund-V, A Limited Partnership Form 10K.

2.    RELATED PARTY TRANSACTIONS

      The partners of Griffin Equity Partners and the shareholders, of Guardian Investment Corporation, the general partners of the Partnership are also owners and/or employees of the Griffin Companies, a Minnesota corporation. The following is summary of fees incurred for the three months ended March 31, 1998 and 1997 relating to the Griffin Companies and its affiliates:

                                                   1998                 1997
                                                 --------            ---------
      Management fees                            $ 50,577            $  57,120
      Supervisory fees                           $  5,688            $  11,040


3.    TAXABLE INCOME (LOSS)

      The net income(loss) shown on the statement of operations is reconciled to the taxable income (loss) as follows:

                                                           For the Three Months
                                                              Ended March 31,

                                                            1998         1997
                                                          --------     --------
      Net income (loss) per statement of operations       $ 18,468    $(21,198)

      Excess of tax depreciation over
            book depreciation                               (3,968)     (7,506)
                                                          --------     --------

      Taxable income (loss)                               $ 14,500    $(28,704)
                                                          ========    =========

                           GRIFFIN REAL ESTATE FUND-V,
                              A LIMITED PARTNERSHIP
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1998, the Partnership had cash and cash equivalents of $730,421 which will be used for working capital requirements of the Partnership and its properties. It is anticipated that the Partnership will be able to meet current obligations and commitments from cash on hand and from cash generated from operations during 1998.

A quarterly distribution to partners of $3 per limited partnership unit was made following the first quarter to unit holders of record on March 31, 1998. Future cash distributions will depend on future property operations.

RESULTS OF OPERATIONS

The General Partner, after reasonable inquiry, is not aware of any material factors relating to any of the Partnership's properties or the operations of the Partnership that would cause the financial information of the Partnership not to be indicative of future operating results or of future financial conditions.

On June 16, 1997 the Partnership sold its interest in the Ravenwood Apartments, therefore comparison of results from one year to the next is not possible for the Partnership taken as a whole. The following discussion is therefore limited to the three remaining properties that were still held in the first quarter of 1998.

Country Club Apartments:

Comparing the first quarter of 1998 to the first quarter of 1997, rental rates increased almost 3% but a drop physical occupancy from 97% to 92% negated that. Total revenues in fact declined $8,761 from $240,727 in 1997 to $231,966 in 1998. In an effort to reverse the lower occupancy, advertising and leasing expenses rose $2,277 from $1,733 in the first quarter of 1997 to $4,010 in 1998. Lower occupancy also impacted the Repairs & Maintenance and Painting & Decorating expense categories as vacant units were maintained and being made rent ready. These two categories combined for an increase of $5,433 from $11,648 in the first quarter of 1997 to $17,081 in 1998. Overall, operating expenses were up about 10%.

                           GRIFFIN REAL ESTATE FUND-V,
                              A LIMITED PARTNERSHIP
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Desert Pines Apartments:

Occupancy improved in the first quarter of 1998 over the first quarter of 1997 from 90% to 93%. This, combined with a 1% increase in rental rates, has resulted in an increase in total revenues of $21,219 from $325,969 in the first quarter of 1997 to $347,188 in 1998. Operating expenses as a whole remained stable between the same periods. Payroll expense was down $3,012 from $50,146 to $47,134 while the Repairs & Maintenance and the Painting & Decorating expenses combined were up $5,395 from $14,156 to $19,551. Even less change occurred in the other operating expenses for the first quarter and total operating expenses increased less than 2%.

Savannah Oaks Apartments

For the first quarter of 1998 occupancy averaged 91% ending up at 97%, the same place as at the end of the first quarter of 1997. Despite an increase in rent loss due to vacancies, increased rental rates lessened the impact and resulted in only a $3,461 decrease in total revenues from $329,884 in 1997 to $326,423 for the first quarter of 1998. Payroll expense declined $2,494 from $44,706 for the first quarter of 1997 to $42,212 in 1998. Repairs & Maintenance and the Painting & Decorating expenses combined were up $5,253 from $17,044 to $22,297. Even less change occurred in the other operating expenses for the first quarter and total operating expenses increased less than 3%.

On April 22, 1998, a formal sales contract was executed for the sale of Savannah Oaks Apartments. Although there can be no assurance a closing will ultimately occur, a closing of the sale is expected during the month of June. A Securities and Exchange Commission Form 8-K will be filed following the closing which will detail the transaction.

Year 2000

The year 2000 compliance issue concerns the inability of computerized information systems to accurately calculate, store or use a date after 1999. This could result in a system failure or miscalculations causing disruptions of operations. The General Partner is currently evaluating the accounting software to find out if a Year 2000 problem exists. If the results of that evaluation show that there is a problem, there will be a conversion to another software that is widely used in the real estate industry, is readily available and is Year 2000 compliant. Such a conversion, if necessary, would occur in 1999. The General Partner's current estimate is that the costs associated with the Year 2000 issue, and the consequences of incomplete or untimely resolution of the Year 2000 issue, will not have a material adverse affect on the results of operations or financial position of the Partnership in any given year.

                           GRIFFIN REAL ESTATE FUND-V,
                              A LIMITED PARTNERSHIP


                                 OCCUPANCY TABLE


Approximate occupancy levels of the Partnership's investment property by quarter.

                                  1997                            1998
                       -------------------------       -------------------------
                                   at                              at
                       3/31   6/30   9/30  12/31       3/31   6/30   9/30  12/31
1. Ravenwood Apts.
   Cincinnati, OH       87%      *      *      *          *

2. Country Club
   Apartments
   Anderson, SC         97%    92%    94%     90%       92%

3. Savannah Oaks
   Apartments
   Marietta, GA         97%    97%    93%     93%       97%

4. Desert Pines
   Apartments
   Tucson, AZ           90%    88%    91%     91%       93%



                                     PART II
                                OTHER INFORMATION


Item 1.  Legal Proceedings

      To the best of our knowledge no legal proceedings exist against the Partnership.

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



                                     GRIFFIN REAL ESTATE FUND-V,
                                     A LIMITED PARTNERSHIP



Date:  May 15, 1998                  By    /s/ Larry D. Fransen
                                               --------------------
                                               Larry D. Fransen, for the
                                               General Partner, Griffin
                                               Equity Partners



Date:  May 15, 1998                  By    /s/ Larry D. Fransen
                                               --------------------
                                               Larry D. Fransen, Managing
                                               General Partner of the General
                                               Partner, Griffin Equity Partners