Form 10-Q
period 1998-06-30
GRIFFIN REAL ESTATE FUND V
filed 1998-08-11
CIK 760451

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

                       THE SECURITIES EXCHANGE ACT OF 1934

                       FOR THE QUARTER ENDED JUNE 30, 1998

                         COMMISSION FILE NUMBER 2-95118

                GRIFFIN REAL ESTATE FUND-V, A LIMITED PARTNERSHIP

                              MINNESOTA 41-1507989

                         510 MARQUETTE AVENUE, SUITE 300

                          MINNEAPOLIS, MINNESOTA 55402

                  REGISTRANT'S TELEPHONE NUMBER (612) 338-2828

                            WATS NUMBER 800-328-3788





Indicate by check mark whether the registrant (1) has filed reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.

                                                                Yes [x]   No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-Q
or any amendment to this Form 10-Q.                             [ ]

                           GRIFFIN REAL ESTATE FUND-V,
                             A LIMITED PARTNERSHIIP

                                      INDEX



PART I.   Financial Information

          Condensed Balance Sheets
              June 30, 1998 and December 30, 1997..............................1

          Condensed Statements of Operations
              for the three months and six months ended
              June 30, 1998 and 1997...........................................2

          Condensed Statements of Cash Flows
              for the six months ended
              June 30, 1998 and 1997...........................................3

          Condensed Statements of Changes
              in Partners' Equity for the
              six months ended June 30, 1998...................................4

          Notes to Financial Statements........................................5

          Management's Discussion and Analysis of
              Financial Conditions and Results
              of Operations..................................................6-7


Part II.  Other Information....................................................8

SIGNATURES ....................................................................9

                           GRIFFIN REAL ESTATE FUND-V,
                              A LIMITED PARTNERSHIP
                            CONDENSED BALANCE SHEETS
                                   (unaudited)


                                          JUNE 30, 1998 DECEMBER 31, 1997
ASSETS

Cash and Cash Equivalents                  $ 2,960,650   $   575,355
Receivables and Other Assets                   158,022       190,674
                                           -----------   -----------
     Total                                   3,118,672       766,029
                                           -----------   -----------

PROPERTY:
Land                                         1,485,000     2,724,000
Buildings and Improvements                  10,061,269    15,460,116
Furniture and Equipment                        865,048     1,313,087
                                           -----------   -----------
     Total                                  12,411,317    19,497,203
Less Accumulated Depreciation                5,035,325     7,528,717
                                           -----------   -----------
Property - Net                               7,375,992    11,968,486
                                           -----------   -----------

TOTAL ASSETS                               $10,494,664   $12,734,515
                                           ===========   ===========


LIABILITIES AND PARTNERSHIP EQUITY

LIABILITIES:
Accounts Payable and Accrued Liabilities   $   146,969   $   169,122
Security Deposits                               73,064       110,468
Mortgage loans                               6,472,149    10,761,037
                                           -----------   -----------
     Total Liabilities                       6,692,182    11,040,627
                                           -----------   -----------

PARTNERS' EQUITY:
General Partner                                 42,856         2,560
Limited Partner                              3,759,626     1,691,328
                                           -----------   -----------
     Total Partnership Equity                3,802,482     1,693,888
                                           -----------   -----------

TOTAL LIABILITIES AND PARTNERS' EQUITY     $10,494,664   $12,734,515
                                           ===========   ===========















See notes to condensed financial statements.

                           GRIFFIN REAL ESTATE FUND-V,
                              A LIMITED PARTNERSHIP
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (unaudited)



                                    FOR THE THREE MONTHS         FOR THE SIX MONTHS
                                       ENDED JUNE 30                ENDED JUNE 30
                                    1998           1997          1998           1997
                                --------------------------   --------------------------

REVENUES

Rental Income                   $   863,199    $   999,762   $ 1,751,662    $ 2,031,516
Interest Income                       6,589          7,526        13,730         15,713
Other Income                         21,210         18,275        38,155         37,431
Gain on Sale of Property          2,577,450        679,203     2,577,450        679,203
                                -----------    -----------   -----------    -----------
     Total Revenues               3,468,448      1,704,766     4,380,997      2,763,863
                                -----------    -----------   -----------    -----------

OPERATING EXPENSES

Operating Expenses                  532,208        556,820     1,031,595      1,161,752
Interest Expense                    273,654        281,432       504,310        563,961
Depreciation and
     amortization                   157,454        247,375       321,492        440,209
                                -----------    -----------   -----------    -----------
Total Operating Expenses            963,316      1,085,627     1,857,397      2,165,922
                                -----------    -----------   -----------    -----------


NET INCOME BEFORE
     EXTRAORDINARY ITEM           2,505,132        619,139     2,523,600        597,941

EXTRAORDINARY ITEM -
     LOSS ON EXTINGUISHMENT
     OF DEBT                       (294,229)          --        (294,229)          --
                                -----------    -----------   -----------    -----------

NET INCOME                      $ 2,210,903    $   619,139   $ 2,229,371    $   597,941
                                ===========    ===========   ===========    ===========

NET INCOME  ALLOCATED
     TO GENERAL PARTNER         $    46,150    $     6,191   $    46,335    $     5,979
                                ===========    ===========   ===========    ===========

NET INCOME  ALLOCATED
     TO LIMITED PARTNERS        $ 2,164,753    $   612,948   $ 2,183,036    $   591,962
                                ===========    ===========   ===========    ===========

PER UNIT:
     NET INCOME BEFORE
     EXTRAORDINARY ITEM         $     64.22    $     16.03   $     64.70    $     15.48

     EXTRAORDINARY ITEM               (7.62)            --          7.62)             -
                                -----------    -----------   -----------    -----------

NET INCOME                      $     56.60    $     16.03   $     57.08    $     15.48
                                ===========    ===========   ===========    ===========



See notes to condensed financial statements.

                           GRIFFIN REAL ESTATE FUND-V,
                              A LIMITED PARTNERSHIP
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                         FOR THE SIX MONTHS
                                                           ENDED JUNE 30,
                                                        1998           1997
                                                        ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income                                          $ 2,229,371    $   597,941
Adjustments to reconcile Net Income
    to Net Cash Provided by Operating Activities:
       Gain on Sale of Property                      (2,577,450)      (679,203)
       Extraordinary Item - Loss
          on Extinguishment of Debt                     294,229           --
       Depreciation and Amortization                    321,492        440,209
       Decrease (Increase) in other assets - net         (2,147)        96,730
       Decrease in Accounts Payable
          and Accrued Liabilities                       (22,153)       (66,800)
       Decrease in Security Deposits                    (37,404)       (19,328)
                                                    -----------    -----------
       Net Cash Provided by Operating Activities        205,938        369,549
                                                    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

    Proceeds from Sale of Property and Equipment      6,876,164      2,333,788
    Purchase of Property                                (12,179)      (181,325)
                                                    -----------    -----------
Net Cash Provided by Investing Activities             6,863,985      2,152,463
                                                    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

    Distribution to Partners                           (120,777)          --
    Reduction in Mortgage Payable                    (4,288,888)    (2,192,331)
    Prepayment Penalty on Mortgage                     (274,963)          --
                                                    -----------    -----------
    Net Cash Used by Financing Activities            (4,684,628)    (2,192,331)
                                                    -----------    -----------

INCREASE IN CASH AND
       CASH EQUIVALENTS                               2,385,295        329,681

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD         575,355        450,906
                                                    -----------    -----------

CASH AND CASH EQUIVALENTS - END OF PERIOD           $ 2,960,650    $   780,587
                                                    ===========    ===========

CASH PAID DURING THE PERIOD FOR INTEREST            $   520,833    $   581,615
                                                    ===========    ===========








See notes to condensed financial statements.

                           GRIFFIN REAL ESTATE FUND-V,
                              A LIMITED PARNTERSHIP
               CONDENSED STATEMENTS OF CHANGES IN PARTNERS' EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 1998
                                   (unaudited)


                              General           Limited             Total
                              Partner          Partners          Partnership

Partner's Equity
     January 1, 1998         $   2,560      $ 1,691,328         $ 1,693,888

Net Income                      46,335        2,183,036           2,229,371

Distributions                   (6,039)        (114,738)           (120,777)
                             ----------       ----------         -----------

Partners' Equity
     June 30, 1998            $ 42,856      $ 3,759,626         $ 3,802,482
                               =======       ==========          ==========


































See notes to condensed financial statements.

                           GRIFFIN REAL ESTATE FUND-V,
                              A LIMITED PARTNERSHIP
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  JUNE 30, 1998
                                   (unaudited)

1. Griffin Real Estate Fund-V, A Limited Partnership (the Partnership) was formed by the general partners, Griffin Equity Partners, A Minnesota partnership and Guardian Investment Corporation, a Minnesota corporation on March 5, 1985 under the laws of the State of Minnesota. The limited partnership offering terminated on March 4, 1986 at which time 38,346 units had been sold.

     In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly Griffin Real Estate Fund-V, A Limited Partnership's financial position as of June 30, 1998 and December 31, 1997 and the results of its operations for the three months and six months ended June 30, 1998 and 1997 and its cash flows for the six months ended June 30, 1998 and 1997.

     The accounting policies followed by the Partnership are set forth in Note 1 to the Partnership financial statements in the 1997 Griffin Real Estate Fund-V, A Limited Partnership Form 10K.

2.   RELATED PARTY TRANSACTIONS

     The partners of Griffin Equity Partners and the shareholders, of Guardian Investment Corporation, the general partner of the Partnership, are also owners, and/or employees of the Griffin Companies, a Minnesota corporation. The following is a summary of fees incurred for the six months ended June 30, 1998 and 1997 relating to the Griffin Companies and its affiliates:


                                                         1998        1997
                                                         ----        ----

                  Management fees                    $ 120,722     $112,653
                  Supervisory fees                   $  11,935     $ 23,341

3.   TAXABLE INCOME

     The net income (loss) shown on the statement of operations is reconciled to the taxable income as follows:

                                                          FOR THE SIX MONTHS
                                                            ENDED JUNE 30,
                                                         1998           1997
                                                         ----           ----

     Net income per statement of operations          $ 2,229,371     $  597,941

     Excess of tax depreciation over
        book depreciation                                (7,344)       (13,987)
                                                   -------------   ------------

     Taxable income                                  $ 2,222,027     $  583,954
                                                      ==========     ==========

                           GRIFFIN REAL ESTATE FUND-V,
                              A LIMITED PARTNERSHIP
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1998, the Partnership had cash and cash equivalents of $2,960,650 which will be used for working capital requirements of the Partnership and its properties. It is anticipated that the Partnership will be able to meet current obligations and commitments from cash on hand and from cash generated from operations during 1998.

Distributions of $3 per Limited Partnership unit were made following the first quarter of 1998. Following the second quarter of 1998 distributions of $64 per Limited Partnership unit were made for unit holders of record on June 30, 1998. Of this $64 per unit, $3 resulted from positive operating cash flow and $61 represented proceeds from the sale of Savannah Oaks Apartments on June 22, 1998.

RESULTS OF OPERATIONS

The General Partner, after reasonable inquiry, is not aware of any material factors relating to any of the Partnership's properties or the operations of the Partnership that would cause the financial information of the Partnership not to be indicative of future operating results or of future financial conditions.

On June 16, 1997 the Partnership sold its interest in the Ravenwood Apartments. Also on June 22, 1998 the Partnership sold the Savannah Oaks Apartments. Therefore, comparison of results from one year to the next is not possible for the Partnership taken as a whole. The following discussion is therefore limited to the two remaining properties that were still held at the end of the second quarter of 1998.

Country Club Apartments:

Comparing the first half of 1998 to the first half of 1997, rental rates increased almost 3% but a drop in physical occupancy from 1997 negated that. Occupancy at the end of the first quarter of 1997 was 97% compared to 93% as of June 30, 1998. Total revenues in fact declined slightly by $5,638 from $480,294 in 1997 to $474,656 in 1998. In an effort to reverse the lower occupancy, advertising and leasing expenses rose $3,910 from $3,680 in the first half of 1997 to $7,590 in 1998. Lower occupancy also impacted the Repairs & Maintenance expense as vacant units were maintained and being made rent ready. This category accounted for an increase of $3,285 from $17,904 in the first half of 1997 to $21,189 in 1998. Overall, operating expenses were up about 6.6%.

On July 14, 1998, a formal sales contract was executed for the sale of Country Club Apartments. Although there can be no assurance a closing will ultimately occur, a closing of the sale is expected during the month of September. A Securities and Exchange Commission Form 8-K will be filed following the closing which will detail the transaction.

Desert Pines Apartments:

Occupancy has fluctuated between 88% and 93% since the first quarter of 1997, and stood at 89% as of June 30, 1998. Net rental income has increased about 4% from the first half of 1997 to the first half of 1998. Operating expenses as a whole remained stable between the same periods. Payroll expense was up $3,951 from $87,772 to $91,723 while the General and Administrative expense was down $6,486 from $17,548 to $11,062. Even less change occurred in the other operating expenses for the first quarter and total operating expenses increased less than 2%.

                           GRIFFIN REAL ESTATE FUND-V,
                              A LIMITED PARTNERSHIP
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

On June 8, 1998, a formal sales contract was executed for the sale of Desert Pines Apartments. Although there can be no assurance a closing will ultimately occur, a closing of the sale is expected during the month of September. A Securities and Exchange Commission Form 8-K will be filed following the closing which will detail the transaction.

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

                                 OCCUPANCY TABLE

Approximate occupancy levels of the Partnership's investment property by quarter.



                                       1997                              1998
                                        at                                at
                           ----------------------------     ----------------------------
                           3/31    6/30    9/30   12/31     3/31    6/30   9/30    12/31
1.   Ravenwood Apts.
     Cincinnati, OH        85%       *     *      *         *       *

2.   Country  Club
     Apartments
     Anderson, SC          97%     92%     94%    90%       92%     93%

3.   Savannah Oaks
     Apartments
     Marietta,  GA         97%     97%     93%    93%       97%     *

4.   Desert Pines
     Apartments
        Tucson, AZ         90%     88%     91%    91%       93%     89%



*  Indicates Partnership did not own this property at the end of the quarter.

                           GRIFFIN REAL ESTATE FUND-V,
                              A LIMITED PARTNERSHIP

                                     PART II
                                OTHER INFORMATION

Item 1.  Legal Proceedings

To the best of our knowledge no legal proceedings exist against the Partnerhsip.

Item 6.  Exhibits and Reports on Form 8-K

         (a)   Exhibits
               Exhibit 27 Financial Data Schedule

         (b) Form 8-K was filed on July 2, 1998 to report the sale of Savannah Oaks Apartments on June 22, 1998.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                 GRIFFIN REAL ESTATE FUND-V,
                                                 A LIMITED PARTNERSHIP


Dated:   August 14, 1998                     By: /s/  Larry D. Fransen
                                                 -------------------------------
                                                 Larry D. Fransen, of the
                                                 General Partner, Griffin
                                                 Equity Partners

Dated:   August 14, 1998                      By: /s/  Larry D. Fransen
                                                 -------------------------------
                                                 Larry D. Fransen,
                                                 Managing General Partner of the
                                                 General Partner, Griffin
                                                 Equity Partners