Form 10-Q
period 1998-09-30
GRIFFIN REAL ESTATE FUND V
filed 1998-11-12
CIK 760451

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

                       THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1998

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

                                      INDEX



PART I.       Financial Information

              Condensed Balance Sheets
                  September 30, 1998 and December 31, 1997.................1

              Condensed Statements of Operations
                  for the three months and nine months ended
                  September 30, 1998 and 1997..............................2

              Condensed Statements of Cash Flows
                  for the nine months ended
                  September 30, 1998 and 1997..............................3

              Condensed Statements of Changes
                  in Partners' Equity for the
                  nine months ended September 30, 1998.....................4

              Notes to Financial Statements................................5

              Management's Discussion and Analysis of
                  Financial Conditions and Results
                  of Operations..........................................6-7


Part II.      Other Information............................................8


SIGNATURES.................................................................9

                           GRIFFIN REAL ESTATE FUND-V,
                              A LIMITED PARTNERSHIP
                            CONDENSED BALANCE SHEETS
                                   (unaudited)

                                             SEPTEMBER 30,         DECEMBER 31,
                                                 1998                  1997
                                             ------------          ------------
ASSETS

Cash and Cash Equivalents                    $    324,989          $    575,355
Receivables and Other Assets                      151,513               190,674
                                             ------------          ------------
      Total                                       476,502               766,029
                                             ------------          ------------

PROPERTY:
Land                                              260,000             2,724,000
Buildings and Improvements                      4,502,679            15,460,116
Furniture and Equipment                           368,102             1,313,087
                                             ------------          ------------
      Total                                     5,130,781            19,497,203
Less Accumulated Depreciation                   2,442,142             7,528,717
                                             ------------          ------------
Property - Net                                  2,688,639            11,968,486
                                             ------------          ------------

TOTAL ASSETS                                 $  3,165,141          $ 12,734,515
                                             ============          ============


LIABILITIES AND PARTNERSHIP EQUITY

LIABILITIES:
Accounts Payable and Accrued Liabilities     $     39,527          $    169,122
Security Deposits                                  22,617               110,468
Mortgage loans                                  3,114,034            10,761,037
                                             ------------          ------------
      Total Liabilities                         3,176,178            11,040,627
                                             ------------          ------------

PARTNERS' EQUITY:
General Partner                                      (110)                2,560
Limited Partner                                   (10,927)            1,691,328
                                             ------------          ------------
      Total Partnership Equity                    (11,037)            1,693,888
                                             ------------          ------------

TOTAL LIABILITIES AND PARTNERS' EQUITY       $  3,165,141          $ 12,734,515
                                             ============          ============


See notes to condensed financial statements.

                           GRIFFIN REAL ESTATE FUND-V,
                              A LIMITED PARTNERSHIP
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                           FOR THE THREE MONTHS                FOR THE NINE MONTHS
                                            ENDED SEPTEMBER 30                  ENDED SEPTEMBER 30
                                          1998              1997              1998              1997
                                      -----------------------------       -----------------------------
REVENUES

Rental Income                         $   514,569       $   833,375       $ 2,266,231       $ 2,865,391
Interest Income                            16,494             6,522            30,224            22,235
Other Income                               12,526            17,442            50,681            54,873
Gain (Loss) on Sale of Property         2,670,288            (5,295)        5,247,738           673,908
                                      -----------       -----------       -----------       -----------
     Total Revenues                     3,213,877           852,544         7,594,874         3,616,407
                                      -----------       -----------       -----------       -----------

OPERATING EXPENSES

Operating Expenses                        387,836           549,073         1,419,431         1,710,825
Interest Expense                          121,446           230,942           625,756           794,903
Depreciation and
      amortization                         97,967           164,047           419,459           604,256
                                      -----------       -----------       -----------       -----------
Total Operating Expenses                  607,249           944,062         2,464,646         3,109,984
                                      -----------       -----------       -----------       -----------


NET INCOME (LOSS) BEFORE
      EXTRAORDINARY ITEM                2,606,628           (91,518)        5,130,228           506,423

EXTRAORDINARY ITEM -
       LOSS ON EXTINGUISHMENT
       OF DEBT                             (2,301)               --          (296,530)               --
                                      -----------       -----------       -----------       -----------

NET INCOME (LOSS)                     $ 2,604,327       $   (91,518)      $ 4,833,698       $   506,423
                                      ===========       ===========       ===========       ===========

NET INCOME  (LOSS) ALLOCATED
      TO GENERAL PARTNER              $    26,044       $      (915)      $    72,379       $     5,064
                                      ===========       ===========       ===========       ===========

NET INCOME  (LOSS) ALLOCATED
      TO LIMITED PARTNERS             $ 2,578,283       $   (90,603)      $ 4,761,319       $   501,359
                                      ===========       ===========       ===========       ===========

PER UNIT:
        NET INCOME (LOSS) BEFORE
        EXTRAORDINARY ITEM            $     67.54       $     (2.37)      $    132.24       $     13.11

        EXTRAORDINARY ITEM                   (.13)               --             (7.75)               --
                                      -----------       -----------       -----------       -----------

NET INCOME (LOSS)                     $     67.41       $     (2.37)      $    124.49       $     13.11
                                      ===========       ===========       ===========       ===========

See notes to condensed financial statements.

                           GRIFFIN REAL ESTATE FUND-V,
                              A LIMITED PARTNERSHIP
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                              FOR THE NINE MONTHS
                                                              ENDED SEPTEMBER 30,
                                                            1998               1997
                                                        ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income                                              $  4,833,698       $    506,423
Adjustments to reconcile Net Income
     to Net Cash Provided by Operating Activities:
         Gain on Sale of Property                         (5,247,738)          (673,908)
         Extraordinary Item - Loss
              on Extinguishment of Debt                      296,530                 --
         Depreciation and Amortization                       419,459            604,256
         Decrease (Increase) in other assets - net            (2,505)           116,174
         Decrease in Accounts Payable
              and Accrued Liabilities                       (129,595)           (67,516)
         Decrease in Security Deposits                       (87,851)           (16,111)
                                                        ------------       ------------
         Net Cash Provided by Operating Activities            81,998            469,318
                                                        ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES:

     Proceeds from Sale of Property and Equipment         14,140,479          2,328,493
      Purchase of Property                                   (12,179)          (321,985)
                                                        ------------       ------------
Net Cash Provided by Investing Activities                 14,128,300          2,006,508
                                                        ------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES:

     Distribution to Partners                             (6,538,623)          (193,162)
     Reduction in Mortgage Payable                        (7,647,003)        (2,228,045)
     Prepayment Penalty on Mortgage                         (275,038)                --
                                                        ------------       ------------
     Net Cash Used by Financing Activities               (14,460,664)        (2,421,207)
                                                        ------------       ------------

INCREASE (DECREASE) IN CASH AND
       CASH EQUIVALENTS                                     (250,366)            54,619

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD              575,355            450,906
                                                        ------------       ------------

CASH AND CASH EQUIVALENTS - END OF PERIOD               $    324,989       $    505,525
                                                        ============       ============

CASH PAID DURING THE PERIOD FOR INTEREST                $    665,327       $    812,810
                                                        ============       ============


See notes to condensed financial statements.

                           GRIFFIN REAL ESTATE FUND-V,
                              A LIMITED PARNTERSHIP
               CONDENSED STATEMENTS OF CHANGES IN PARTNERS' EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998
                                   (unaudited)


                                 General            Limited           Total
                                 Partner           Partners        Partnership
                               -----------       -----------       -----------
Partner's Equity
      January 1, 1998          $     2,560       $ 1,691,328       $ 1,693,888

Net Income                          72,379         4,761,319         4,833,698

Distributions                      (75,049)       (6,463,574)       (6,538,623)
                               -----------       -----------       -----------

Partners' Equity
      September  30, 1998      $      (110)      $   (10,927)      $   (11,037)
                               ===========       ===========       ===========


See notes to condensed financial statements.

                           GRIFFIN REAL ESTATE FUND-V,
                              A LIMITED PARTNERSHIP
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                               September 30, 1998
                                   (unaudited)

1. Griffin Real Estate Fund-V, A Limited Partnership (the Partnership) was formed by the general partners, Griffin Equity Partners, A Minnesota partnership and Guardian Investment Corporation, a Minnesota corporation on March 5, 1985 under the laws of the State of Minnesota. The limited partnership offering terminated on March 4, 1986 at which time 38,346 units had been sold.

      In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly Griffin Real Estate Fund-V, A Limited Partnership's financial position as of September 30, 1998 and December 31, 1997 and the results of its operations for the three months and nine months ended September 30, 1998 and 1997 and its cash flows for the nine months ended September 30, 1998 and 1997.

      The accounting policies followed by the Partnership are set forth in Note 1 to the Partnership financial statements in the 1997 Griffin Real Estate Fund-V, A Limited Partnership Form 10K.

2.    RELATED PARTY TRANSACTIONS

      The partners of Griffin Equity Partners and the shareholders, of Guardian Investment Corporation, the general partner of the Partnership, are also owners, and/or employees of the Griffin Companies, a Minnesota corporation. The following is a summary of fees incurred for the nine months ended September 30, 1998 and 1997 relating to the Griffin Companies and its affiliates:


                                         1998               1997
                                      ---------          ---------
            Management fees           $ 163,955          $ 161,872
            Supervisory fees          $  16,122          $  45,590

3.    TAXABLE INCOME

      The net income shown on the statement of operations is reconciled to the taxable income as follows:

                                                        FOR THE NINE MONTHS
                                                        ENDED SEPTEMBER 30,
                                                      1998              1997
                                                  -----------       -----------
      Net income per statement of operations      $ 4,833,698       $   506,423

      Excess of tax depreciation over
           book depreciation                           (9,561)          (15,456)
                                                  -----------       -----------

      Taxable income                              $ 4,824,137       $   490,967
                                                  ===========       ===========

                           GRIFFIN REAL ESTATE FUND-V,
                              A LIMITED PARTNERSHIP
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1998, the Partnership had cash and cash equivalents of $324,989 which will be used for working capital requirements of the Partnership and its properties. It is anticipated that the Partnership will be able to meet current obligations and commitments from cash on hand and from cash generated from operations during 1998.

Distributions of $3 per Limited Partnership unit were made following the first quarter of 1998. Following the second quarter of 1998 distributions of $64 per Limited Partnership unit were made for unit holders of record on June 30, 1998. Of this $64 per unit, $3 resulted from positive operating cash flow and $61 represented proceeds from the sale of Savannah Oaks Apartments on June 22, 1998. Distributions of $102 per unit were also made on September 30, 1998 which represented proceeds from the sale of Desert Pines Apartments on September 18, 1998. Lastly, following the third quarter of 1998 distributions of $3 per unit were made to unit holders of record on September 30, 1998.

RESULTS OF OPERATIONS

The General Partner, after reasonable inquiry, is not aware of any material factors relating to any of the Partnership's properties or the operations of the Partnership that would cause the financial information of the Partnership not to be indicative of future operating results or of future financial conditions.

On June 16, 1997 the Partnership sold its interest in the Ravenwood Apartments. Also on June 22, 1998 the Partnership sold the Savannah Oaks Apartments and on September 18, 1998 it sold the Desert Pines Apartments. Therefore, comparison of results from one year to the next is not possible for the Partnership taken as a whole. The following operations discussion is therefore limited to the one remaining property that was still held at the end of the third quarter of 1998.

Country Club Apartments:

Comparing the first nine months of 1998 to the first nine months of 1997 rental rates increased over 2.5% but a drop in physical occupancy from 1997 negated that. Occupancy at the end of the first quarter of 1997 was 97%. Since then it has stayed between 90% and 94%. Total revenues in fact declined slightly by $2,076 from $720,671 in 1997 to $718,595 in 1998. In an effort to reverse the lower occupancy, advertising and leasing expenses rose $4,293 from $6,373 in the first nine months of 1997 to $10,666 in 1998. Lower occupancy also impacted the Repairs & Maintenance expense as vacant units were maintained and being made rent ready. This category accounted for an increase of $2,578 from $28,656 in the first nine months of 1997 to $31,234 in 1998. Overall, operating expenses were up about 7%.

On July 14, 1998, a formal sales contract was executed for the sale of Country Club Apartments. Although there can be no assurance a closing will ultimately occur, a closing of the sale is expected during the month of November. A Securities and Exchange Commission Form 8-K will be filed following the closing which will detail the transaction.

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

                                 OCCUPANCY TABLE

Approximate occupancy levels of the Partnership's investment property by quarter.

                                  1997                        1998
                                   at                          at
                       -------------------------   -------------------------
                       3/31   6/30   9/30  12/31   3/31   6/30   9/30  12/31

1.   Ravenwood Apts.
     Cincinnati, OH     85%     *      *      *      *      *      *

2.   Country  Club
     Apartments
     Anderson, SC       97%    92%    94%    90%    92%    93%    92%

3.   Savannah Oaks
     Apartments
     Marietta,  GA      97%    97%    93%    93%    97%     *      *

4.   Desert Pines
     Apartments
     Tucson, AZ         90%    88%    91%    91%    93%    89%     *

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

Item 6.     Exhibits and Reports on Form 8-K

            (a)     Exhibits
                    Exhibits 27 Financial Data Schedule

            (b) Form 8-K was filed on July 2, 1998 to report the sale of Savannah Oaks Apartments on June 22, 1998. Form 8-K was also filed on October 2, 1998 to report the sale of Desert Pines Apartments on September 18, 1998.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          GRIFFIN REAL ESTATE FUND-V,
                                          A LIMITED PARTNERSHIP


Dated:  November 13, 1998                 By:  /s/  Larry D. Fransen
                                               ---------------------
                                               Larry D. Fransen, of the
                                               General Partner, Griffin
                                               Equity Partners

Dated:  November 13, 1998                 By:  /s/  Larry D. Fransen
                                               ---------------------
                                               Larry D. Fransen,
                                               Managing General Partner of the
                                               General Partner, Griffin
                                               Equity Partners