Form 10-K
period 1998-12-31
GRIFFIN REAL ESTATE FUND V
filed 1999-03-25
CIK 760451

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                                    FORM 10-K

              Annual Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

   For the fiscal year ended December 31, 1998. Commission file number 2-95118

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. [ ]

Forms 8-K dated July 7, 1998, October 2, 1998 and February 19,1999 are incorporated by reference in this report.

                GRIFFIN REAL ESTATE FUND-V, A LIMITED PARTNERSHIP


                                TABLE OF CONTENTS

PART I

      Item 1   Business......................................................1-2

      Item 2   Properties......................................................3

      Item 3   Legal Proceedings...............................................3

      Item 4   Submission of Matters to a Vote
               of Limited Partners.............................................3
PART II

      Item 5   Market for the Partnership's Limited Partnership
               Interests and Related Limited Partner Matters...................3

      Item 6   Selected Financial Data.........................................4

      Item 7   Management's Discussion and Analysis of
               Financial Condition and Results of Operations.................5-7

      Item 8   Financial Statements and Supplementary Data.....................8

      Item 9   Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure.............................8
PART III

      Item 10  The General Partner of the Partnership........................8-9

      Item 11  Management Remuneration and Transactions.......................10

      Item 12  Limited Partnership Ownership of Certain
               Beneficial Owners and Management............................10-11

      Item 13  Certain Relationships and Related Transactions.................11
PART IV

      Item 14  Exhibits, Financial Statement Schedules
               and Reports on Form 8-K........................................12

      SIGNATURES..............................................................13

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

      As of December 31, 1998 the Partnership has made the real property investment set forth in the following table:

      Name, type of property                     Date of       Type of
           and location      (a)      Size      Purchase      Ownership (b)
      ----------------------          ----      --------      ---------

      1. Country Club Apartments    180 units    5/14/86     Mortgage Note
         Anderson, South Carolina

      (a)   Reference is made to Schedule III of this annual report.

      (b) Reference is made to Note 3 of Notes to Financial Statements filed with this annual report for the current outstanding principal balance and a description of the long-term indebtedness secured by the Partnership's real property investment;

      The Partnership's real property investment is subject to competition from similar types of properties in the vicinity in which it is located.

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

                GRIFFIN REAL ESTATE FUND-V, A LIMITED PARTNERSHIP

      As circumstances dictate, the Partnership has the right under the Partnership Agreement to borrow money, and to use its investments in real property as collateral for that debt. The amount of debt for acquisitions was subject to a maximum of 75% loan to value. Although not required, the General Partner intends to maintain this limit with any subsequent refinancings. No refinancings occurred in 1998, 1997, or 1996. There is no limit on the number of mortgages that may be taken out on any one piece of the Partnership's real properties.

      The Partnership Agreement provides for the redemption of limited partnership units under certain circumstances. In 1998, 1997, and 1996 the Partnership redeemed zero, zero and thirty units respectively.

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

                    AVERAGE EFFECTIVE ANNUAL RENTAL PER UNIT

                                               RAVENWOOD        SAVANNAH
           COUNTRY CLUB      DESERT PINES      APARTMENTS       OAKS
           APARTMENTS        APARTMENTS        CINCINNATI,      APARTMENTS
           ANDERSON, SC      TUCSON, AZ        OH               MARIETTA, GA
--------------------------------------------------------------------------------
1998          $5,322            $4,814               *             $6,698
--------------------------------------------------------------------------------
1997           5,284             4,576            $4,447            6,542
--------------------------------------------------------------------------------
1996           5,292             4,696             4,508            6,341
--------------------------------------------------------------------------------
1995           5,118             4,805             4,637            5,996
--------------------------------------------------------------------------------
1994           4,877             4,570             4,634            5,528
--------------------------------------------------------------------------------
*Indicates the partnership did not own the property at any time during the year.


                          SCHEDULE OF REAL ESTATE TAXES

                                                                      SAVANNAH
                                                      RAVENWOOD       OAKS
                  COUNTRY CLUB      DESERT PINES      APARTMENTS      APARTMENTS
                  APARTMENTS        APARTMENTS        CINCINNATI      MARIETTA,
                  ANDERSON, SC      TUCSON, AZ        OH (A)          GA
--------------------------------------------------------------------------------
1998 TAX RATE          23.38             16.90                *              *
   ASSESSMENT        $85,074           $98,782                *              *
--------------------------------------------------------------------------------
1997 TAX RATE          20.85             16.94                *          11.35
   ASSESSMENT        $75,877           $99,037                *        $56,760
--------------------------------------------------------------------------------
1996 TAX RATE          20.36             17.65            20.99          11.55
   ASSESSMENT        $73,282           $96,005          $75,889        $57,760
--------------------------------------------------------------------------------
1995 TAX RATE          19.67             17.57            20.57          11.56
   ASSESSMENT        $70,802           $92,053          $73,026        $54,902
--------------------------------------------------------------------------------
1994 TAX RATE          19.23             17.42            18.89          11.02
   ASSESSMENT        $69,245           $84,284          $66,989        $52,356
--------------------------------------------------------------------------------
*Indicates the Partnership did not own the property at the time of assessment.

(a) The Partnership is allocated 70% of the stated assessment. Griffin Real Estate Fund IV, A Limited Partnership is allocated the remaining 30%.

      It is the opinion of the General Partner that the Partnership's property is adequately covered by insurance.

                GRIFFIN REAL ESTATE FUND-V, A LIMITED PARTNERSHIP

Item 2.  Properties

      The Partnership owns the real property referred to in Item 1 to which reference is hereby made.

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

                GRIFFIN REAL ESTATE FUND-V, A LIMITED PARTNERSHIP

Item 6.     Selected Financial Data

                Griffin Real Estate Fund-V, A Limited Partnership
        For the Years Ended December 31, 1998, 1997, 1996, 1995, and 1994

                                  1998               1997              1996               1995               1994
                              ------------       ------------      ------------       ------------       ------------
Total revenues                $  7,950,786       $  4,537,913      $  4,198,088       $  4,412,009       $  4,006,285
Net income (loss) before
  extraordinary item             5,200,133            468,804          (190,249)          (127,619)           111,727
Net income (loss)
  before extraordinary
  item per limited
  partnership unit (c)              133.85               6.63             (4.92)             (3.30)              2.89
Extraordinary item -
  Loss on extinguishment
  of debt                         (294,229)                --                --                 --                 --
Extraordinary item
  Loss on extinguishment
  of debt per limited
  partnership unit(c)                (7.62)                --                --                 --                 --
Net income (loss)                4,905,904            468,804          (190,249)          (127,619)           111,727
Net income (loss) per
  limited partner
  unit (c)                          126.23               6.63             (4.92)             (3.30)              2.89
Total assets                     3,090,375         12,734,515        14,871,592         15,201,548         15,453,497
Mortgage notes
  payable                        3,101,007         10,761,037        13,025,497         13,171,774         13,055,496
Cash distributions
  per limited
  partner unit (b)            $     174.67       $       5.00                --                 --                 --


(a) The above selected financial data should be read in conjunction with the financial statements and the related notes appearing in Exhibit 13 in this annual report.

(b) Cash distributions of $229.67 per limited partnership unit have been made to the Limited Partners since the inception of the Partnership. These distributions have not resulted in taxable income to such Limited Partners and have therefore all represented a return of capital under Generally Accepted Accounting Principles. Each Partner's taxable income (or loss) from the Partnership in each year is equal to his allocable share of the taxable income (loss) of the Partnership, without regard to cash generated or distributed by the Partnership. The Partnership's taxable income and tax losses (including net income and losses from operations but not interest income earned on cash reserves and investments) as well as profit or loss on the sale of properties will constitute passive activity income and losses under the 1986 Act with respect to those taxpayers to which the passive activity rules apply.

(c) The net income (loss) and cash distribution per limited partnership unit are based upon the weighted average number of limited partnership units outstanding during the period.

                GRIFFIN REAL ESTATE FUND-V, A LIMITED PARTNERSHIP

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS

Summary of Operations - 1998 Compared to 1997

            The year 1998 was marked by the continued disposition of the Partnership properties that began in 1997. Two of the remaining three properties were sold during 1998 and the third was sold during February 1999. As a result of the sale of the remaining property the Partnership was terminated on March 15, 1999. Quarterly distributions resumed in the first quarter and continued through the third quarter of 1998 at $3 per unit for an annual rate of return of 2.4% of the limited partners' original investment.

            Property sales during 1998 included Savannah Oaks Apartments on June 22 and Desert Pines Apartments on September 18. These sales and the 1997 sale of Ravenwood Apartments make it impractical to compare results from one year to the next for the Partnership taken as a whole. Therefore the following discussion is limited to the one remaining property that was held for the entire year.

      Country Club Apartments:

            Physical occupancy remained stable at 92% to 93% throughout 1998 which is slightly up from the year-end 1997 level of 90%. Although rental rates increased an average of 2.5%, the offsetting rental loss from vacancies and slightly lower "Other Income" in 1998 resulted in only a negligible increase in total income over 1997 for the property.

            In a continued effort to boost occupancy, advertising expense rose from $9,714 in 1997 to $14,217 in 1998. Various factors contributed to an increase in payroll expenses from $148,048 in 1997 to $163,786 in 1998. Utilities also rose in 1998 to $71,094 from $66,615 in 1997. Other expense categories showed only small increases or decreases while expenses as a whole rose 8.1% in 1998.

            Capital expenditures of $75,139 were used almost exclusively for the normal recurring replacement of carpet and appliances and window covering replacement.

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

                GRIFFIN REAL ESTATE FUND-V, A LIMITED PARTNERSHIP

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

      YEAR 2000

            The year 2000 compliance issue concerns the inability of computerized information systems to accurately calculate, store or use a date after 1999. This could have resulted in a system failure or miscalculations causing disruptions of operations. The General Partner had been evaluating the accounting software to find out if a Year 2000 problem existed. However, given that the Partnership terminated on March 15, 1999 this is no longer an issue

LIQUIDITY

            The Partnership has approximately $263,575 of cash reserves on hand at December 31, 1998. This provided the Partnership with ample liquidity with which to operate the Partnership up to its termination on March 15, 1999. The Partnership sold Country Club Apartments on February 12, 1999 and distributed sales proceeds of $21 per unit following the sale. Sales proceeds of $61 per unit were distributed following the sale of Savannah Oaks Apartments and $102 per unit following the sale of Desert Pines Apartments in 1998..

                GRIFFIN REAL ESTATE FUND-V, A LIMITED PARTNERSHIP


                                 OCCUPANCY TABLE

Approximate occupancy levels of the Partnership's investment property by quarter.


                 Country Club       Desert Pines   Savannah Oaks    Ravenwood
                  Apartments         Apartments     Apartments      Apartments
                 Anderson, SC        Tucson, AZ    Marietta, GA   Cincinnati, OH
                 ------------       ------------   -------------  --------------

3/31/98              92%                93%             97%             *
6/30/98              93%                89%              *              *
7/30/98              92%                 *               *              *
12/31/98             92%                 *               *              *

3/31/97              97%                90%             97%            85%
6/30/97              92%                88%             97%             *
7/30/97              94%                91%             93%             *
12/31/97             90%                91%             93%             &

3/31/96              99%                94%             97%            87%
6/30/96              97%                89%             98%            87%
7/30/96              97%                93%             96%            87%
12/31/96             98%                90%             96%            85%

3/31/95              97%                99%             97%            86%
6/30/95              98%                95%             99%            91%
7/30/95              98%                96%             99%            91%
12/31/95             99%                95%             97%            86%

3/31/94              93%                98%            100%            91%
6/30/94              98%                95%             95%            92%
7/30/94              98%                96%             99%            90%
12/31/94             98%                96%             99%            90%

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

      The identity and business experience of each of the partners of the General Partner is as follows:

                GRIFFIN REAL ESTATE FUND-V, A LIMITED PARTNERSHIP

Larry D. Fransen (age 58) founded Griffin Companies in 1969. He is a Director and senior officer of each of its operating entities, in addition to serving as Chairman. Since 1969, he has acted as general partner in many partnerships investing in apartments, office buildings, warehouses, land and motels.

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

Robert S. Dunbar (59) is Chief Executive Officer of Griffin Companies. Following several years with Control Data Corporation where he held various administrative and management positions, he was named Executive Vice President of the U.S. Jaycees in 1970, with responsibility for planning, budgeting and administration of the national organization. In 1972, he joined Ed. Phillips & Sons Company in Minneapolis, Minnesota as a sales manager. In 1975 he was elected President of Westland Capital Corporation, a Minneapolis venture capital firm, where he was responsible for analyzing various companies for potential investment opportunities. He joined Griffin Companies in 1977.

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

      Griffin Companies ("Griffin"), an affiliate of the General Partner, may be reimbursed for direct expenses relating to the administration of the Partnership and operation of the Partnership real property investments. Griffin received approximately $50,571, $16,021 and $13,868 and in 1998, 1997 and 1996
respectively, for these expenses.

      Reference is made to Note 4 of Notes to Financial Statements filed with this annual report for a description of related party transactions.

Item 12. Limited Partnership Ownership of Certain Beneficial Owners and Management

      No person or any "group" is known by the Partnership to own beneficially more than 5% of the outstanding units of the Partnership.

                GRIFFIN REAL ESTATE FUND-V, A LIMITED PARTNERSHIP

The individual principals of the General Partner as a group have the following interest in the Partnership:
                                     Amount and Nature          Percent of Class
                                       of Beneficial             Outstanding at
           Title of Class                Ownership              December 31,1998
           --------------            -----------------          ----------------
      Limited Partnership Units      100 units purchased at            .3%
                                     $500 per unit

      No principal of the General Partner possesses a right to acquire beneficial ownership of interest of the Partnership.

      There exists no arrangement, known to the Partnership, the operation of which may at subsequent date result in a change in control of the Partnership.

Item 13.  Certain Relationships and Related Transactions

      The partners of Griffin Equity Partners, and the shareholder of Guardian Investment Corporation, the General Partner of the Partnership, are also owners and employees of Griffin Companies, a Minnesota Corporation. Accounts payable - affiliates consists of unpaid management fees to and advances from Griffin Companies. The following is a summary of approximate fees incurred for the years ended December 31:

                                        1998             1997             1996
                                     ---------        ---------        ---------

      Property management fees       $ 192,953        $ 209,951        $ 221,068
      Major improvement
         supervisory fees               18,622           57,649           83,307


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

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

      The following documents are filed as part of this report:

            Exhibit 13: Financial Statements and Schedules.

            Exhibit 27: Financial Data Schedule

      An 8-K was filed on July 7, 1998 in regards to the sale of Savannah Oaks Apartments on June 22, 1998. Another 8-K was filed on October 2, 1998 in regards to the sale of Desert Pines Apartments on September 18, 1998. An 8-K was filed on February 19, 1999 in regards to the sale of Country Club Apartments on February 12, 1999. Proforma Financial Information was included with these filings. No annual report or proxy material for the fiscal year 1998 has been sent to the Partners of the Partnership. An annual report will be sent to the Partners subsequent to this filing substantially similar to this form 10K.

                GRIFFIN REAL ESTATE FUND-V, A LIMITED PARTNERSHIP


                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  March 29, 1999                      Griffin Real Estate Fund-V,
                                            A Limited Partnership




                                            By:  Larry Fransen \s\
                                                 ----------------------------
                                                 Larry Fransen
                                                 for the General Partner
                                                 Griffin Equity Partners


Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.





Dated:  March 29, 1999                      By:  Larry Fransen \s\
                                                 ----------------------------
                                                 Larry Fransen
                                                 Managing General Partner
                                                 of the General Partner
                                                 Griffin Equity Partners